Form 10-Q
period 2016-03-31
Pinnacle Entertainment, Inc.
filed 2016-05-12
CIK 1656239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-37666
____________________________
PINNACLE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-4668380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3980 Howard Hughes Parkway
Las Vegas, NV 89169
(Address of principal executive offices) (Zip Code)
(702) 541-7777
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒*
* The Company became subject to the requirements on April 12, 2016.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of the close of business on May 9, 2016, the number of outstanding shares of the registrant’s common stock was 61,054,313.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended March 31,
	2016	2015
Revenues:
Gaming	$520,841	$514,347
Food and beverage	31,995	32,030
Lodging	11,247	11,495
Retail, entertainment and other	15,942	14,967
Total revenues	580,025	572,839
Expenses and other costs:
Gaming	267,133	264,885
Food and beverage	29,910	29,167
Lodging	5,608	5,788
Retail, entertainment and other	4,513	5,090
General and administrative	104,862	102,290
Depreciation and amortization	54,096	67,831
Pre-opening, development and other costs	5,329	1,567
Write-downs, reserves and recoveries, net	2,890	3,144
Total expenses and other costs	474,341	479,762
Operating income	105,684	93,077
Interest expense, net	(59,793)	(61,083)
Loss from equity method investment	—	(83)
Income from continuing operations before income taxes	45,891	31,911
Income tax expense	(4,998)	(4,832)
Income from continuing operations	40,893	27,079
Income from discontinued operations, net of income taxes	125	217
Net income	41,018	27,296
Net loss attributable to non-controlling interest	(8)	(10)
Net income attributable to Pinnacle Entertainment, Inc.	$41,026	$27,306
Net income per common share—basic
Income from continuing operations	$0.67	$0.45
Income from discontinued operations, net of income taxes	0.00	0.00
Net income per common share—basic	$0.67	$0.45
Net income per common share—diluted
Income from continuing operations	$0.65	$0.44
Income from discontinued operations, net of income taxes	0.00	0.00
Net income per common share—diluted	$0.65	$0.44
Number of shares—basic	61,362	60,508
Number of shares—diluted	63,571	62,396
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(amounts in thousands)

	For the three months ended March 31,
	2016	2015
Net income	$41,018	$27,296
Comprehensive income	41,018	27,296
Comprehensive loss attributable to non-controlling interest	(8)	(10)
Comprehensive income attributable to Pinnacle Entertainment, Inc.	$41,026	$27,306
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$121,317	$164,034
Accounts receivable, net of allowance for doubtful accounts of $9,736 and $9,445	25,195	33,594
Inventories	9,662	10,309
Income tax receivable, net	—	1,133
Prepaid expenses and other assets	24,566	14,624
Assets held for sale and assets of discontinued operations	9,780	9,938
Total current assets	190,520	233,632
Land, buildings, vessels and equipment, net	2,823,364	2,856,011
Goodwill	914,525	914,525
Intangible assets, net	476,573	479,543
Other assets, net	46,274	47,200
Total assets	$4,451,256	$4,530,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,733	$67,297
Accrued interest	69,787	50,091
Accrued compensation	55,073	74,069
Accrued taxes	38,704	38,910
Other accrued liabilities	92,875	84,872
Current portion of long-term debt	11,006	11,006
Total current liabilities	303,178	326,245
Long-term debt less current portion	3,514,731	3,616,729
Other long-term liabilities	33,139	36,605
Deferred income taxes	191,340	187,823
Total liabilities	4,042,388	4,167,402
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 150,000,000 authorized, 61,074,913 and 60,870,749 shares issued and outstanding, net of treasury shares	6,745	6,724
Additional paid-in capital	1,126,981	1,122,661
Accumulated deficit	(664,293)	(705,319)
Accumulated other comprehensive income	408	408
Treasury stock, at cost, 6,374,882 of treasury shares for both periods	(71,090)	(71,090)
Total Pinnacle stockholders’ equity	398,751	353,384
Non-controlling interest	10,117	10,125
Total stockholders’ equity	408,868	363,509
Total liabilities and stockholders’ equity	$4,451,256	$4,530,911
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Pinnacle Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
Balance as of January 1, 2016	60,871	$6,724	$1,122,661	$(705,319)	$408	$(71,090)	$353,384	$10,125	$363,509
Net income (loss)	—	—	—	41,026	—	—	41,026	(8)	41,018
Share-based compensation	—	—	4,351	—	—	—	4,351	—	4,351
Common stock issuance and option exercises	204	21	808	—	—	—	829	—	829
Tax withholding related to vesting of restricted stock units	—	—	(839)	—	—	—	(839)	—	(839)
Balance as of March 31, 2016	61,075	$6,745	$1,126,981	$(664,293)	$408	$(71,090)	$398,751	$10,117	$408,868

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$41,018	$27,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,096	67,831
Loss on sales or disposals of long-lived assets, net	2,716	383
Loss from equity method investment	—	83
Impairment of land, buildings, vessels and equipment	174	2,769
Amortization of debt issuance costs and debt discounts/premiums	4,143	1,608
Share-based compensation expense	4,351	4,145
Change in income taxes	4,990	23,351
Changes in operating assets and liabilities:
Receivables, net	8,232	(1,328)
Prepaid expenses and other	(8,266)	12
Accounts payable, accrued expenses and other	(25,986)	(13,053)
Net cash provided by operating activities	85,468	113,097
Cash flows from investing activities:
Capital expenditures	(21,884)	(21,118)
Net proceeds from disposition of asset held for sale	325	—
Proceeds from sales of property and equipment	—	294
Loans receivable	(750)	(750)
Net cash used in investing activities	(22,309)	(21,574)
Cash flows from financing activities:
Proceeds from credit facility	64,000	35,000
Repayments under credit facility	(169,250)	(137,750)
Proceeds from common stock options exercised	215	6,146
Other	(841)	(252)
Net cash used in financing activities	(105,876)	(96,856)
Change in cash and cash equivalents	(42,717)	(5,333)
Cash and cash equivalents at the beginning of the period	164,034	164,654
Cash and cash equivalents at the end of the period	$121,317	$159,321

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$36,011	$39,465
Cash payments (refunds) related to income taxes, net	14	(17,379)
Decrease in construction-related deposits and liabilities	(491)	(5,617)
Non-cash issuance of common stock	614	260

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Summary of Significant Accounting Policies

Organization. Pinnacle Entertainment, Inc., is an owner, operator and developer of casinos and related hospitality and entertainment businesses. References in these footnotes to “Pinnacle,” “OpCo,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates. References to “Former Pinnacle” refer to Pinnacle Entertainment, Inc. prior to the Spin-Off and Merger (as such terms are defined below).

We own and operate 15 gaming businesses, located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, and Ohio. We also hold a majority interest in the racing license owner, and we are a party to a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour. We view each of our operating properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

Midwest segment, which includes:	Location
Ameristar Council Bluffs	Council Bluffs, Iowa
Ameristar East Chicago	East Chicago, Indiana
Ameristar Kansas City	Kansas City, Missouri
Ameristar St. Charles	St. Charles, Missouri
River City	St. Louis, Missouri
Belterra	Florence, Indiana
Belterra Park	Cincinnati, Ohio

South segment, which includes:	Location
Ameristar Vicksburg	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L’Auberge Baton Rouge	Baton Rouge, Louisiana
L’Auberge Lake Charles	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk	Black Hawk, Colorado
Cactus Petes and Horseshu	Jackpot, Nevada

On April 28, 2016, we completed the transactions under the terms of a definitive agreement (the “Merger Agreement”) with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust. Pursuant to the terms of the Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into a newly formed subsidiary named PNK Entertainment, Inc. (“OpCo”) and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of OpCo (such distribution referred to as the “Spin-Off”). As a result, its stockholders received one share of OpCo common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), then merged with and into Former Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI. Following the Merger, OpCo was renamed Pinnacle Entertainment, Inc., and is now the operator of the gaming facilities acquired by GLPI under a triple-net master lease agreement (the “Master Lease”). For more information regarding the Spin-Off and Merger, see Note 6, “Investment, Restructuring and Acquisition Activities.”

Former Pinnacle’s historical Consolidated Financial Statements and accompanying notes thereto have been determined to represent OpCo based on the conclusion that, for accounting purposes, the Spin-Off should be evaluated as the reverse of its legal form under the requirements of Accounting Standards Codification (“ASC”) Subtopic 505-60, Spinoffs and Reverse Spinoffs, resulting in OpCo being considered the accounting spinnor. In addition, the Master Lease of the gaming facilities acquired by GLPI will not qualify for sale-leaseback accounting pursuant to ASC Topic 840, Leases. Therefore, the Master Lease will be accounted for as a financing obligation and the gaming facilities will remain on OpCo’s Consolidated Financial

Statements. The effect of the Spin-Off and Merger on our unaudited Condensed Consolidated Financial Statements and notes thereto will be recognized in the second quarter of 2016.

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (the “SEC”) to the Quarterly Report on Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The results for the periods indicated are unaudited, but reflect all adjustments, which are of a normal recurring nature, that management considers necessary for a fair presentation of operating results. The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Information Statement included as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016.

Principles of Consolidation. The unaudited Condensed Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. Investments in the common stock of unconsolidated affiliates in which we have the ability to exercise significant influence are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and our customer loyalty programs, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected life of share-based awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.

Fair Value. Fair value measurements affect our accounting and impairment assessments of our long-lived assets, investments in unconsolidated affiliates, assets acquired in an acquisition, goodwill, and other intangible assets. Fair value measurements also affect our accounting for certain financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market for identical assets or liabilities; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs.

The following table presents a summary of fair value measurements by level for certain liabilities measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets:

		Fair Value Measurements Using:
	Total Fair Value	Level 1	Level 2	Level 3
	(in millions)
As of March 31, 2016
Liabilities:
Deferred compensation	$0.4	$0.4	$—	$—
As of December 31, 2015
Liabilities:
Deferred compensation	$0.4	$0.4	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(in millions)
As of March 31, 2016
Assets:
Held-to-maturity securities	$14.4	$15.5	$—	$12.4	$3.1
Promissory notes	$14.9	$19.4	$—	$19.4	$—
Liabilities:
Long-term debt	$3,525.7	$3,673.0	$—	$3,673.0	$—
As of December 31, 2015
Assets:
Held-to-maturity securities	$14.4	$15.2	$—	$12.1	$3.1
Promissory notes	$14.1	$19.2	$—	$19.2	$—
Liabilities:
Long-term debt	$3,627.7	$3,740.6	$—	$3,740.6	$—

The estimated fair values for certain of our long-term held-to-maturity securities and our long-term promissory notes were based on Level 2 inputs using observable market data for comparable instruments in establishing prices.

The estimated fair values for certain of our long-term held-to-maturity securities were based on Level 3 inputs using a present value of future cash flow valuation technique that relies on management assumptions and qualitative observations. Key significant unobservable inputs in this technique include discount rate risk premiums and probability-weighted cash flow scenarios.

The estimated fair values of our long-term debt, which includes the fair value of our senior notes, senior subordinated notes, senior secured credit facility and term loans, were based on Level 2 inputs of observable market data on comparable debt instruments on or about March 31, 2016 and December 31, 2015.

The fair values of our short-term financial instruments approximate the carrying amounts due to their short-term nature.

Land, Buildings, Vessels and Equipment. Land, buildings, vessels and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $35.8 million as of March 31, 2016. We capitalize the costs of improvements that extend the life of the asset. We expense repair and maintenance costs as incurred. Gains or losses on the disposition of land, buildings, vessels and equipment are included in the determination of income.

We review the carrying amounts of our land, buildings, vessels and equipment used in our operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. If the undiscounted cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying amount, then an impairment charge is recorded based on the fair value of the asset.

Development costs directly associated with the acquisition, development, and construction of a project are capitalized as a cost of the project during the periods in which activities necessary to get the property ready for its intended use are in progress. The costs incurred for development projects are carried at cost. Interest costs associated with development projects are capitalized as part of the cost of the constructed asset. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project, or discernible portion of the project, is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed.

The following table presents a summary of our land, buildings, vessels and equipment:

	March 31, 2016	December 31, 2015
	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$424.6	$422.8
Buildings, vessels and improvements	2,675.3	2,674.6
Furniture, fixtures and equipment	767.5	763.8
Construction in progress	37.2	33.2
Land, buildings, vessels and equipment, gross	3,904.6	3,894.4
Less: accumulated depreciation	(1,081.3)	(1,038.4)
Land, buildings, vessels and equipment, net	$2,823.3	$2,856.0

Goodwill and Other Intangible Assets. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Indefinite-lived intangible assets include gaming licenses and trade names for which it is reasonably assured that we will continue to renew indefinitely. Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter (October 1st test date), or more frequently if there are indications of possible impairment. Amortizing intangible assets include player relationships and favorable leasehold interests. We review amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

As a result of the Spin-Off and Merger, we will test our reporting unit goodwill and other indefinite-lived intangible assets for impairment. This testing may result in a significant non-cash impairment charge to our goodwill or our other indefinite-lived intangible assets, which would be recognized during the second quarter of 2016.

Customer Loyalty Programs. We offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the plan will be forfeited if the customer does not earn or use any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items.
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the combination of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce different results. As of March 31, 2016 and December 31, 2015, we had accrued $27.0 million and $25.4 million, respectively, for the estimated cost of providing these benefits, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Revenue Recognition. Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Cash discounts and other cash incentives to customers related to gaming play are recorded as a reduction to gaming revenue. Food and beverage, lodging, retail, entertainment, and other operating revenues are recognized as products are delivered or services are performed. Advance deposits on lodging are recorded as accrued liabilities until services are provided to the customer.

The retail value of food and beverage, lodging and other services furnished to guests on a complimentary basis is included in revenues and then deducted as promotional allowances in calculating total revenues. The estimated cost of providing such promotional allowances is primarily included in gaming expenses. Complimentary revenues that have been excluded from the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	For the three months ended March 31,
	2016	2015
	(in millions)
Food and beverage	$33.8	$35.2
Lodging	15.8	15.2
Other	3.7	4.4
Total promotional allowances	$53.3	$54.8

The costs to provide such complimentary benefits were as follows:

	For the three months ended March 31,
	2016	2015
	(in millions)
Promotional allowance costs included in gaming expense	$38.2	$39.3

Gaming Taxes. We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in our unaudited Condensed Consolidated Statements of Operations. These taxes were as follows:

	For the three months ended March 31,
	2016	2015
	(in millions)
Gaming taxes	$145.8	$144.7
Pre-opening, Development and Other Costs. Pre-opening, development and other costs consist of payroll costs to hire, employ and train the workforce prior to opening an operating facility; marketing campaigns prior to and in connection with the opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; lease payments; real estate taxes; acquisition costs; restructuring costs; and other costs prior to the opening of an operating facility. Pre-opening, development and other costs are expensed as incurred. Pre-opening, development and other costs consist of the following:

	For the three months ended March 31,
	2016	2015
	(in millions)
Restructuring costs (1)	$3.5	$0.7
Meadows acquisition costs (2)	1.7	—
Other	0.1	0.9
Total pre-opening, development and other costs	$5.3	$1.6

(1)	Amounts comprised of costs associated with the separation of Former Pinnacle’s real estate assets from its operating assets. See Note 6, “Investment, Restructuring and Acquisition Activities.”

(2)	Amount comprised of costs associated with the Company’s acquisition of The Meadows Racetrack and Casino (“Meadows”) business. See Note 6, “Investment, Restructuring and Acquisition Activities.”

Earnings Per Share. The computation of basic and diluted earnings per share is based on net income attributable to Pinnacle Entertainment, Inc. divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted earnings per share reflect the addition of potentially dilutive securities, which include in-the-money share-based awards. We calculate the effect of dilutive securities using the treasury stock method. A total of 1.1 million and 1.4 million out-of-the-money share-based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2016, and 2015, respectively, because including them would have been anti-dilutive.

Reclassifications. The unaudited Condensed Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. These reclassifications had no effect on the previously reported net income.

Recently Issued Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. We are currently evaluating which transition approach we will utilize and the impact of adopting this accounting standard on our unaudited Condensed Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period or periods for which the requisite service has already been rendered. We adopted this guidance during the first quarter of 2016 using a prospective transition approach and it did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which amends 1) the assessment of whether a limited partnership is a variable interest entity; 2) the effect that fees paid to a decision maker have on the consolidation analysis; 3) how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion; and 4) for entities other than limited partnerships, clarifies how to determine whether the equity holders as a group have power over an entity. We adopted this guidance during the first quarter of 2016 and it did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. We adopted this guidance during the first quarter of 2016 and it did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for the annual and interim periods beginning after December 15, 2017, with early adoption not permitted. We are currently evaluating the impact of adopting this accounting standard on our unaudited Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Recognition and Measurement of Leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of adopting this accounting standard on our unaudited Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The effective date for this update is for the annual and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of adopting this accounting standard on our unaudited Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which, among other things, eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The effective date for this update is for the annual and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of adopting this accounting standard on our unaudited Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date for this update is for the annual and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of adopting this accounting standard on our unaudited Condensed Consolidated Financial Statements.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Given the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our unaudited Condensed Consolidated Financial Statements.

Note 2—Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2016
	Outstanding Principal	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility due 2018	$750.1	$—	$—	$750.1
B-2 Term Loans due 2020	197.0	(7.4)	(1.7)	187.9
6.375% Senior Notes due 2021	850.0	—	(12.5)	837.5
7.50% Senior Notes due 2021	1,040.0	44.8	—	1,084.8
7.75% Senior Subordinated Notes due 2022	325.0	—	(4.6)	320.4
8.75% Senior Subordinated Notes due 2020	350.0	—	(5.1)	344.9
Other	0.1	—	—	0.1
Total debt including current maturities	3,512.2	37.4	(23.9)	3,525.7
Less: current maturities	(11.0)	—	—	(11.0)
Total long-term debt	$3,501.2	$37.4	$(23.9)	$3,514.7

	December 31, 2015
	Outstanding Principal	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility due 2018	$750.1	$—	$—	$750.1
B-2 Term Loans due 2020	302.2	(10.9)	(2.4)	288.9
6.375% Senior Notes due 2021	850.0	—	(13.0)	837.0
7.50% Senior Notes due 2021	1,040.0	46.7	—	1,086.7
7.75% Senior Subordinated Notes due 2022	325.0	—	(4.7)	320.3
8.75% Senior Subordinated Notes due 2020	350.0	—	(5.4)	344.6
Other	0.1	—	—	0.1
Total debt including current maturities	3,617.4	35.8	(25.5)	3,627.7
Less: current maturities	(11.0)	—	—	(11.0)
Total long-term debt	$3,606.4	$35.8	$(25.5)	$3,616.7

Senior Secured Credit Facility: In August 2013, we entered into an Amended and Restated Credit Agreement (“Credit Facility”), which amended and restated our Fourth Amended and Restated Credit Agreement dated as of August 2, 2011, as amended. The Credit Facility consists of (i) $1.6 billion of term loans comprised of $500.0 million of Tranche B-1 term loans and $1.1 billion of Tranche B-2 term loans and (ii) a $1.0 billion revolving credit commitment. As of March 31, 2016, we had approximately $750.1 million drawn under the $1.0 billion revolving credit facility, approximately $197.0 million in outstanding principal balance of Tranche B-2 term loans, and approximately $12.0 million committed under various letters of credit under our Credit Facility. We fully repaid the principal balance of our Tranche B-1 term loans during 2014. The outstanding principal on the Tranche B-2 term loans was discounted on issuance for the reduction in the proceeds received when the transaction was consummated.

6.375% Senior Notes due 2021: In August 2013, we issued $850.0 million in aggregate principal amount of 6.375% senior notes due 2021 (“6.375% Notes”) to fund the acquisition of Ameristar Casinos, Inc. (“Ameristar”). The 6.375% Notes

bore interest at a rate of 6.375% per year, payable semi-annually in arrears on February 1st and August 1st of each year. Net of initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $835.0 million.

7.50% Senior Notes due 2021: As part of the acquisition of Ameristar, we assumed $1.04 billion in aggregate principal amount of 7.50% Senior Notes due 2021 (“7.50% Notes”) that were originally issued by Ameristar. The 7.50% Notes bore interest at a rate of 7.50% per year, payable semi-annually in arrears on April 15th and October 15th of each year. The 7.50% Notes were recorded at fair value as part of the purchase price allocation with a premium of $72.8 million. In addition, a consent fee payment to the holders of the 7.50% Notes at acquisition was included as a discount component of the total carrying amount.

7.75% Senior Subordinated Notes due 2022: In March 2012, we issued $325.0 million in aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”). The 7.75% Notes were issued at par with interest payable on April 1st and October 1st of each year. Net of initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $318.3 million.

8.75% Senior Subordinated Notes due 2020: In May 2010, we issued $350.0 million in aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”). The 8.75% Notes were issued at par with interest payable on May 15th and November 15th of each year. Net of the initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $341.5 million.

Financing in Connection with the Spin-Off and Merger

In connection with the Spin-Off and Merger, the Company made a dividend to Former Pinnacle in the amount of $808.4 million (the “Cash Payment”), which was equal to the amount of existing debt outstanding of Former Pinnacle at the time of the closing of the Merger, less $2.7 billion that GLPI assumed pursuant to the Merger Agreement. Immediately prior to the consummation of the Spin-Off and Merger, Former Pinnacle’s Credit Facility was repaid in full and terminated and its 6.375% Notes, 7.50% Notes and 7.75% Notes were redeemed. Former Pinnacle’s indenture governing its 8.75% Notes will be redeemed on May 15, 2016. Following the consummation of the Spin-Off and Merger, the Company had no outstanding obligations under Former Pinnacle’s Credit Facility, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes.

On April 28, 2016, the Company completed its debt financings in connection with the Merger, consisting of (i) $375.0 million aggregate principal amount of 5.625% senior notes due 2024 (the “5.625% Notes”) and (ii) the credit agreement among the Company and certain lenders thereto (the “Credit Agreement”), comprised of (x) a $185.0 million term loan A facility with a maturity of five years (the “Term Loan A Facility”), (y) a $300.0 million term loan B facility with a maturity of seven years (the “Term Loan B Facility”) and (z) a $400.0 million revolving credit facility with a maturity of five years (the “Revolving Credit Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “OpCo Credit Facilities”).

Loans under the Term Loan A Facility and Revolving Credit Facility will initially bear interest at a rate per annum equal to, at our option, LIBOR plus 2.00% or the base rate plus 1.00% and, after delivery of the Company’s financial statements for the first full fiscal quarter after the closing date, such loans will bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter. Loans under the Term Loan B Facility will bear interest at a rate per annum equal to, at our option, LIBOR plus 3.00% or the base rate plus 2.00%. In addition, we will pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate that will range from 0.30% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.

The 5.625% Notes were issued at par, mature on May 1, 2024, and bear interest at the rate of 5.625% per annum. Interest on the 5.625% Notes is payable semi-annually on May 1st and November 1st of each year, commencing November 1, 2016. The net proceeds from the offering of the 5.625% Notes, after deducting the initial purchasers’ selling commissions and the estimated offering expenses, were approximately $369.4 million. The 5.625% Notes were issued pursuant to Rule 144A and Regulation S of the Securities Act of 1933. We are required to file a registration statement on Form S-4 to register the 5.625% Notes, which must be declared effective by the SEC by July 30, 2017.

The proceeds of the OpCo Credit Facilities, together with the proceeds of the 5.625% Notes were used on the closing date of the Spin-Off and Merger (i) to make the Cash Payment and (ii) to pay fees and expenses related to the issuance of the OpCo Credit Facilities and the 5.625% Notes. Proceeds from loans under the Revolving Credit Facility will be used for working capital, to fund permitted dividends, distributions and acquisitions, for general corporate purposes and for any other purpose not prohibited by the Credit Agreement.

See Note 6, “Investments, Restructuring and Acquisition Activities,” for further discussion of the Spin-Off and Merger.
Interest expense, net, was as follows:

	For the three months ended March 31,
	2016	2015
	(in millions)
Interest expense	$59.9	$61.1
Interest income	(0.1)	—
Interest expense, net	$59.8	$61.1

Note 3—Income Taxes

Our effective tax rate for continuing operations for the three months ended March 31, 2016, was 10.9%, or an expense of $5.0 million, as compared to an effective tax rate of 15.1%, or an expense of $4.8 million, for the corresponding prior year period. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes, and a reserve for unrecognized tax benefits. Our state tax provision represents taxes in the jurisdictions of Indiana and Louisiana as well as the city jurisdictions in Missouri, where we have no valuation allowance.

Note 4—Employee Benefit Plans
Share-based Compensation: As of March 31, 2016, we had approximately 7.4 million share-based awards outstanding, including common stock options, restricted stock units, and performance stock units, which are detailed below. Our 2015 Equity and Performance Incentive Plan has approximately 0.2 million share-based awards available for grant as of March 31, 2016. We recorded share-based compensation expense as follows:

	For the three months ended March 31,
	2016	2015
	(in millions)
Share-based compensation expense	$4.4	$4.1

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding as of January 1, 2016	5,375,476	$16.04
Granted	—	$—
Exercised	(14,405)	$14.90
Canceled or forfeited	(2,675)	$23.23
Options outstanding as of March 31, 2016	5,358,396	$16.04
Options exercisable as of March 31, 2016	3,766,337	$13.13
Expected to vest as of March 31, 2016	1,301,667	$23.09

The unamortized compensation costs not yet expensed related to stock options totaled approximately $11.3 million as of March 31, 2016. The weighted average period over which the costs are expected to be recognized is approximately one year. The aggregate amount of cash we received from the exercise of stock options was $0.2 million and $6.1 million for the three months ended March 31, 2016, and 2015, respectively. The associated shares were newly issued common stock. The following information is provided for our stock options:

	For the three months ended March 31,
	2016	2015
Weighted-average grant date fair value	$—	$9.44
Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2016	1,311,423	$25.16
Granted	4,105	$31.68
Vested	(44,579)	$26.50
Canceled or forfeited	(4,443)	$28.74
Non-vested as of March 31, 2016	1,266,506	$25.12

The unamortized compensation costs not yet expensed related to non-vested restricted stock units, totaled approximately $23.4 million as of March 31, 2016. The weighted average period over which the costs are expected to be recognized is approximately one year.

Performance Stock Units: The following table summarizes information related to our performance stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2016	408,228	$23.23
Granted	—	$—
Canceled or forfeited	—	$—
Non-vested as of March 31, 2016	408,228	$23.23
Share-Based Awards After the Spin-Off and Merger: As a result of the Spin-Off and Merger, each vested and non-vested equity awards granted on or prior to July 16, 2015 were converted into a combination of (1) corresponding equity awards of OpCo which will continue to vest on the same schedule as Former Pinnacle’s outstanding equity and non-equity awards based on service with OpCo and (2) fully-vested shares of common stock of GLPI. The relative split of the value of equity awards between OpCo awards and GLPI shares was based on the relative values of OpCo and Former Pinnacle prior to the Merger. The strike prices of options were also proportionately adjusted.

Each of Former Pinnacle’s equity awards granted after July 16, 2015 were converted into OpCo equity awards with the same intrinsic value and will continue to vest on the same schedule as Former Pinnacle’s outstanding equity awards based on service with OpCo.

Note 5—Write-downs, Reserves and Recoveries, Net

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended March 31,
	2016	2015
	(in millions)
Loss on disposals of long-lived assets, net	$2.7	$0.4
Impairment of long-lived assets	0.2	2.7
Write-downs, reserves and recoveries, net	$2.9	$3.1

Loss on disposals of long-lived assets, net: During the three months ended March 31, 2016 and 2015, we recorded net losses related primarily to disposals of furniture, fixtures and equipment at our properties in the normal course of business.

Impairment of long-lived assets: During the three months ended March 31, 2016 and 2015, we recorded non-cash impairments on slot and other equipment at our properties. Additionally, during the three months ended March 31, 2015, we recorded a $2.6 million non-cash impairment of our land in Central City, Colorado to reduce the carrying amount of the asset to its estimated fair value less cost to sell.

Note 6—Investment, Restructuring and Acquisition Activities

Merger Agreement with GLPI: On April 28, 2016, we completed the transactions contemplated under the terms of the Merger Agreement, dated as of July 20, 2015. The Merger Agreement effectuated the Spin-Off of Former Pinnacle’s operations (and Belterra Park property and excess land at certain locations) into OpCo, an independent publicly traded company, after which Former Pinnacle merged with and into Gold Merger Sub, with Gold Merger Sub surviving the Merger as a wholly-owned subsidiary of GLPI. Following the Merger, OpCo was renamed Pinnacle Entertainment, Inc., and is now the operator of the gaming facilities acquired by GLPI under the Master Lease. The Master Lease has an initial term of 10 years with five subsequent, five-year renewal periods at our option. The Company will pay initial annual rent of $377 million to GLPI.

In completing the Merger, each share of common stock, par value $0.10 per share, of Former Pinnacle (the “Former Pinnacle Common Stock”) issued and outstanding immediately prior to the effective time (other than shares of Former Pinnacle Common Stock (i) owned or held in treasury by Former Pinnacle or (ii) owned by GLPI, its subsidiaries or Merger Sub) were canceled and converted into the right to receive 0.85 shares of common stock, par value $0.01 per share, of GLPI.

As further described in Note 2, “Long-Term Debt,” in connection with the Spin-Off and Merger, the Company made a dividend to Former Pinnacle of $808.4 million, which was equal to the amount of debt outstanding at the time of the closing of the Merger, less $2.7 billion that GLPI assumed pursuant to the Merger Agreement. Following the consummation of the Spin-Off and Merger, the Company had no outstanding obligations under Former Pinnacle’s Credit Facility, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes.

Acquisition of the Meadows Business: On March 29, 2016, we entered into a purchase agreement (the “Purchase Agreement”) with GLP Capital, L.P. (“GLPC”), a subsidiary of GLPI, pursuant to which we will acquire the Meadows located in Washington County, Pennsylvania for total consideration of approximately $138 million. Following the close of the transaction, we will own and operate the Meadows’ gaming entertainment and harness racing business subject to a triple-net lease of its underlying real property with GLPI (the “Meadows Lease”).

The Meadows Lease will provide for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. The initial annual rent will be $25.5 million, comprised of a base rent of $14.0 million, which is subject to annual escalation in the future, and an initial percentage rent of $11.5 million, which will adjust every two years.
The completion of the transaction is subject to various closing conditions, including obtaining the approval of the Pennsylvania Gaming Control Board and the Pennsylvania Harness Racing Commission. The Company anticipates funding the acquisition with its Revolving Credit Facility. Subject to the satisfaction or waiver of conditions in the Purchase Agreement, we expect the transaction to close by the end of the third quarter of 2016.

Equity Method Investment: We have invested in a land re-vitalization project in downtown St. Louis, which is accounted for under the equity method and included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets. As of both March 31, 2016, and December 31, 2015, the carrying amount of this investment was $1.7 million.

Retama Park Racetrack: We hold 75.5% of the equity of Pinnacle Retama Partners, LLC (“PRP”) and consolidate the accounts of PRP in our unaudited Condensed Consolidated Financial Statements. As of March 31, 2016, PRP held $14.9 million in promissory notes issued by Retama Development Corporation (“RDC”), a local government corporation of the City of Selma, Texas, and $11.3 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and local government corporation bonds, which are included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets, have long-term contractual maturities and are collateralized by the assets of the Retama Park Racetrack. The contractual terms of the promissory notes include interest payments due at maturity; however, we have not recorded accrued interest because uncertainty exists as to RDC’s ability to make the interest payments. We have the positive intent and ability to hold the local government corporation bonds to maturity and until the amortized cost basis is recovered.

Note 7—Discontinued Operations and Assets Held for Sale

Assets held for sale are measured at the lower of carrying amount or estimated fair value less cost to sell. The results of operations of a component or group of components that has either been disposed of or is classified as held for sale is included in discontinued operations when certain criteria are met. During the three months ended March 31, 2016 and 2015, income before income taxes reported in discontinued operations was $0.1 million and $0.2 million, respectively. The fair value of the assets to be sold was determined using a market approach using Level 2 inputs, as defined in Note 1, “Organization and Summary of Significant Accounting Policies.”

Central City, Colorado: In March 2016, we completed the sale of approximately two acres of land in Central City, Colorado, which had a carrying amount of $0.3 million, for cash consideration of $0.3 million. This land was classified as held for sale as of December 31, 2015. During the three months ended March 31, 2015, in order to reduce the carrying amount of this land to its estimated fair value less cost to sell, we recorded a $2.6 million non-cash impairment charge, which is included in “Write-downs, reserves and recoveries, net” in our unaudited Condensed Consolidated Statements of Operations.

Ameristar Lake Charles: In July 2013, we entered into an agreement to sell all of the equity interests of our subsidiary, which was constructing the Ameristar Lake Charles development project. In November 2013, we closed the sale of the equity interests of our subsidiary. We received approximately $209.8 million in cash consideration and $10.0 million in deferred consideration in the form of a note receivable from the buyer due in July 2016.
Total assets for entities and operations classified as held for sale are summarized as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Assets:
Land, buildings, vessels and equipment, net	$—	$0.3
Other assets, net	9.8	9.6
Total assets	$9.8	$9.9

Note 8—Commitments and Contingencies

Self-Insurance: We self-insure various levels of general liability, workers’ compensation, and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. As of March 31, 2016 and December 31, 2015, we had total self-insurance accruals of $25.6 million and $25.5 million, respectively, which are included in “Total current liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (the “IDR”) commenced an examination of our Indiana income tax filings for the years 2005, 2006, and 2007. In 2010, we received a proposed assessment in the amount of $7.3 million, excluding interest and penalties. We filed a protest requesting abatement of all taxes, interest and penalties and had two hearings with the IDR where we provided additional facts and support. At issue was whether income and gains from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment. In April 2012, we received a supplemental letter of findings from the IDR that denied our protest on most counts. In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter our judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. In June 2012, we filed a tax appeal petition with the Indiana Tax Court (the “ITC”) to set aside the final assessment. In August 2013, we filed a motion for partial summary judgment on the 1999 Hollywood Park sale asking the court to grant summary judgment in our favor based on the technical merit of Indiana tax law. In January 2014, oral arguments were heard at the ITC regarding our motion for summary judgment. In June 2015, the ITC denied our motion for summary judgment and set the case for trial. In April 2016, we reached an agreement to settle with the IDR, which did not have a material effect on our unaudited Condensed Consolidated Financial Statements.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding subsidiaries with approximately $38.3 million in cash and other assets as of March 31, 2016, that include a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries) have fully, unconditionally, jointly, and severally guaranteed the payment of all obligations under our senior and senior subordinated notes and our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
Statements of Operations
For the three months ended March 31, 2016
Revenues:
Gaming	$—	$520.8	$—	$—	$520.8
Food and beverage	—	32.0	—	—	32.0
Lodging	—	11.3	—	—	11.3
Retail, entertainment and other	—	15.9	—	—	15.9
	—	580.0	—	—	580.0
Expenses and other costs:
Gaming	—	267.1	—	—	267.1
Food and beverage	—	29.9	—	—	29.9
Lodging	—	5.6	—	—	5.6
Retail, entertainment and other	—	4.5	—	—	4.5
General and administrative	23.3	81.6	—	—	104.9
Depreciation and amortization	2.0	52.1	—	—	54.1
Pre-opening, development and other costs	5.3	—	—	—	5.3
Write-downs, reserves and recoveries, net	—	2.9	—	—	2.9
	30.6	443.7	—	—	474.3
Operating income (loss)	(30.6)	136.3	—	—	105.7
Equity in earnings of subsidiaries	102.7	—	—	(102.7)	—
Interest expense, net	(59.8)	—	—	—	(59.8)
Income (loss) from continuing operations before inter-company activity and income taxes	12.3	136.3	—	(102.7)	45.9
Management fee and inter-company interest	33.7	(33.7)	—	—	—
Income tax expense	(5.0)	—	—	—	(5.0)
Income (loss) from continuing operations	41.0	102.6	—	(102.7)	40.9
Income from discontinued operations, net of income taxes	—	0.1	—	—	0.1
Net income (loss)	$41.0	$102.7	$—	$(102.7)	$41.0

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2015
Revenues:
Gaming	$—	$514.4	$—	$—	$514.4
Food and beverage	—	32.0	—	—	32.0
Lodging	—	11.5	—	—	11.5
Retail, entertainment and other	—	14.9	—	—	14.9
	—	572.8	—	—	572.8
Expenses and other costs:
Gaming	—	264.9	—	—	264.9
Food and beverage	—	29.2	—	—	29.2
Lodging	—	5.8	—	—	5.8
Retail, entertainment and other	—	5.1	—	—	5.1
General and administrative	22.3	79.9	—	—	102.2
Depreciation and amortization	4.3	63.5	—	—	67.8
Pre-opening, development and other costs	1.4	0.1	—	—	1.5
Write-downs, reserves and recoveries, net	3.0	0.2	—	—	3.2
	31.0	448.7	—	—	479.7
Operating income (loss)	(31.0)	124.1	—	—	93.1
Equity in earnings of subsidiaries	88.3	—	—	(88.3)	—
Interest expense, net	(61.1)	—	—	—	(61.1)
Loss from equity method investment	—	—	(0.1)	—	(0.1)
Income (loss) from continuing operations before inter-company activity and income taxes	(3.8)	124.1	(0.1)	(88.3)	31.9
Management fee and inter-company interest	35.9	(35.9)	—	—	—
Income tax expense	(4.8)	—	—	—	(4.8)
Income (loss) from continuing operations	27.3	88.2	(0.1)	(88.3)	27.1
Income from discontinued operations, net of income taxes	—	0.2	—	—	0.2
Net income (loss)	$27.3	$88.4	$(0.1)	$(88.3)	$27.3

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
Balance Sheets
As of March 31, 2016
Current assets, excluding discontinued operations	$41.5	$133.3	$5.9	$—	$180.7
Property and equipment, net	25.4	2,792.7	5.2	—	2,823.3
Goodwill	—	914.6	—	—	914.6
Intangible assets, net	—	476.5	—	—	476.5
Other non-current assets	16.2	2.9	27.2	—	46.3
Investment in subsidiaries	4,676.6	—	—	(4,676.6)	—
Assets of discontinued operations held for sale	—	9.8	—	—	9.8
Inter-company	—	782.8	—	(782.8)	—
Total assets	$4,759.7	$5,112.6	$38.3	$(5,459.4)	$4,451.2
Current liabilities	$117.5	$185.7	$—	$—	$303.2
Long-term debt less current portion	3,514.6	0.1	—	—	3,514.7
Other non-current liabilities	(52.7)	277.2	—	—	224.5
Inter-company	781.6	—	1.2	(782.8)	—
Total liabilities	4,361.0	463.0	1.2	(782.8)	4,042.4
Total Pinnacle stockholders’ equity	398.7	4,649.6	27.0	(4,676.6)	398.7
Non-controlling interest	—	—	10.1	—	10.1
Total stockholders’ equity	398.7	4,649.6	37.1	(4,676.6)	408.8
Total liabilities and stockholders’ equity	$4,759.7	$5,112.6	$38.3	$(5,459.4)	$4,451.2
As of December 31, 2015
Current assets, excluding discontinued operations	$33.5	$190.4	$9.8	$(10.0)	$223.7
Property and equipment, net	23.9	2,826.9	5.2	—	2,856.0
Goodwill	—	914.6	—	—	914.6
Intangible assets, net	—	479.5	—	—	479.5
Other non-current assets	17.7	3.1	26.4	—	47.2
Investment in subsidiaries	4,636.6	—	—	(4,636.6)	—
Assets of discontinued operations held for sale	0.3	9.6	—	—	9.9
Inter-company	—	703.3	—	(703.3)	—
Total assets	$4,712.0	$5,127.4	$41.4	$(5,349.9)	$4,530.9
Current liabilities	$96.5	$239.8	$—	$(10.0)	$326.3
Long-term debt less current portion	3,616.6	0.1	—	—	3,616.7
Other non-current liabilities	(56.6)	281.0	—	—	224.4
Inter-company	702.1	—	1.2	(703.3)	—
Total liabilities	4,358.6	520.9	1.2	(713.3)	4,167.4
Total Pinnacle stockholders’ equity	353.4	4,606.5	30.1	(4,636.6)	353.4
Non-controlling interest	—	—	10.1	—	10.1
Total stockholders’ equity	353.4	4,606.5	40.2	(4,636.6)	363.5
Total liabilities and stockholders’ equity	$4,712.0	$5,127.4	$41.4	$(5,349.9)	$4,530.9

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
Statements of Cash Flows
For the three months ended March 31, 2016
Cash provided by (used in) operating activities	$(34.1)	$109.8	$9.8	$—	$85.5
Capital expenditures	(4.4)	(17.5)	—	—	(21.9)
Net proceeds from disposition of asset held for sale	0.3	—	—	—	0.3
Loans receivable	—	—	(0.7)	—	(0.7)
Net transfers to (from) affiliates	145.1	—	—	(145.1)	—
Cash provided by (used in) investing activities	141.0	(17.5)	(0.7)	(145.1)	(22.3)
Proceeds from credit facility	64.0	—	—	—	64.0
Repayments under credit facility	(169.3)	—	—	—	(169.3)
Net transfers to (from) affiliates	—	(142.0)	(3.1)	145.1	—
Other	(0.6)	—	—	—	(0.6)
Cash provided by (used in) financing activities	(105.9)	(142.0)	(3.1)	145.1	(105.9)
Change in cash and cash equivalents	1.0	(49.7)	6.0	—	(42.7)
Cash and cash equivalents, beginning of period	1.5	162.5	—	—	164.0
Cash and cash equivalents, end of period	$2.5	$112.8	$6.0	$—	$121.3

For the three months ended March 31, 2015
Cash provided by (used in) operating activities	$115.0	$(25.4)	$23.5	$—	$113.1
Capital expenditures	(2.1)	(19.0)	—	—	(21.1)
Other	—	0.3	(0.8)	—	(0.5)
Cash used in investing activities	(2.1)	(18.7)	(0.8)	—	(21.6)
Proceeds from credit facility	35.0	—	—	—	35.0
Repayments under credit facility	(137.8)	—	—	—	(137.8)
Other	5.9	—	—	—	5.9
Cash used in financing activities	(96.9)	—	—	—	(96.9)
Change in cash and cash equivalents	16.0	(44.1)	22.7	—	(5.4)
Cash and cash equivalents, beginning of period	6.4	158.3	—	—	164.7
Cash and cash equivalents, end of period	$22.4	$114.2	$22.7	$—	$159.3
_______________________

(a)
The following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: Belterra Resort Indiana, LLC; Boomtown, LLC; Casino Magic, LLC; Louisiana-I Gaming; PNK (Baton Rouge) Partnership; PNK (BOSSIER CITY), LLC; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK (LAKE CHARLES), L.L.C.; PNK (Ohio), LLC; PNK (Ohio) II, LLC; PNK (Ohio) III, LLC; PNK (River City), LLC; PNK (SAM), LLC; PNK (SAZ), LLC; Ameristar Casino Black Hawk, LLC; Ameristar Casino Council Bluffs, LLC; Ameristar Casino St. Charles, LLC; Ameristar Casino Kansas City, LLC; PNK Vicksburg, LLC; Cactus Pete’s, LLC; Ameristar East Chicago Holdings, LLC; and Ameristar Casino East Chicago, LLC. In addition, certain other immaterial subsidiaries are also guarantors of our senior and senior subordinated notes.

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude subsidiaries with approximately $38.3 million in cash and other assets as of March 31, 2016, that include a subsidiary that owns a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries.

Note 10—Segment Information
We view each of our operating properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services provided, the regulatory environments in which they operate, and their management and reporting structure. We have aggregated our operating segments into three reportable segments based on the similar characteristics of the operating segments within the regions in which they operate: Midwest, South, and West. Corporate expenses and other is included in the following segment disclosures to reconcile to consolidated results.
We use Consolidated Adjusted EBITDA (as defined below) and Adjusted EBITDA (as defined below) for each segment to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA to Income from continuing operations for the three months ended March 31, 2016, and 2015.

	For the three months ended March 31,
	2016	2015
	(in millions)
Revenues:
Midwest segment (a)	$328.6	$313.9
South segment (a)	193.7	203.7
West segment (a)	56.5	53.7
	578.8	571.3
Corporate and other (c)	1.2	1.5
Total revenues	$580.0	$572.8
Adjusted EBITDA (b):
Midwest segment (a)	$107.5	$100.8
South segment (a)	64.6	67.5
West segment (a)	20.9	20.7
	193.0	189.0
Corporate expenses and other (c)	(20.6)	(19.3)
Consolidated Adjusted EBITDA (b)	172.4	169.7
Other costs:
Depreciation and amortization	(54.1)	(67.8)
Pre-opening, development and other costs	(5.3)	(1.6)
Non-cash share-based compensation expense	(4.4)	(4.1)
Write-downs, reserves and recoveries, net	(2.9)	(3.1)
Interest expense, net	(59.8)	(61.1)
Loss from equity method investment	—	(0.1)
Income tax expense	(5.0)	(4.8)
Income from continuing operations	$40.9	$27.1

	For the three months ended March 31,
	2016	2015
	(in millions)
Capital expenditures:
Midwest segment (a)	$9.2	$10.5
South segment (a)	7.1	7.2
West segment (a)	2.6	1.3
Corporate and other, including development projects	3.0	2.1
	$21.9	$21.1

(a)	See Note 1, “Organization and Summary of Significant Accounting Policies,” for listing of properties included in each segment.

(b)
We define Consolidated Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDA for each reportable segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, and discontinued operations. We define Adjusted EBITDA margin as Adjusted EBITDA for the segment divided by segment revenues. We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDA and Adjusted EBITDA have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Adjusted EBITDA and Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(c)
Corporate and other includes revenues from Retama Park Racetrack (which we manage) and the Heartland Poker Tour. Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Corporate expenses that are directly attributable to a property are allocated to each applicable property. All other costs incurred relating to the management and consulting services provided by corporate headquarters to the properties are allocated to those properties based on their respective share of the monthly consolidated net revenues in the form of a management fee. The corporate management fee is excluded in the calculation of segment Adjusted EBITDA and is completely eliminated in any consolidated financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2015 contained in our Information Statement included as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016.

EXECUTIVE SUMMARY

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment businesses. References to “Pinnacle,” “OpCo,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates. References to “Former Pinnacle” refer to Pinnacle Entertainment, Inc. prior to the Spin-Off and Merger (as such terms are defined below).

We own and operate 15 gaming entertainment businesses, located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, and Ohio. We also hold a majority interest in the racing license owner, and are a party to a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour. We view each of our operating properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

Midwest segment, which includes:	Location
Ameristar Council Bluffs	Council Bluffs, Iowa
Ameristar East Chicago	East Chicago, Indiana
Ameristar Kansas City	Kansas City, Missouri
Ameristar St. Charles	St. Charles, Missouri
River City	St. Louis, Missouri
Belterra	Florence, Indiana
Belterra Park	Cincinnati, Ohio

South segment, which includes:	Location
Ameristar Vicksburg	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L’Auberge Baton Rouge	Baton Rouge, Louisiana
L’Auberge Lake Charles	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk	Black Hawk, Colorado
Cactus Petes and Horseshu	Jackpot, Nevada

We own and operate gaming entertainment businesses, all of which include gaming and dining facilities, and most of which include hotel, retail and other amenities. Our operating results are highly dependent on the volume of customers at our properties, which, in turn, affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our properties generate significant operating cash flow. Our industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to pay interest, repay debt costs, and fund maintenance capital expenditures.

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and our mychoice customer loyalty program. We seek to improve cash flows by focusing on operational excellence and efficiency while meeting our guests’ expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing facilities, while growing the number of businesses we own and operate by pursuing gaming entertainment opportunities we can acquire and improve or develop. We intend to diversify our revenue sources by growing our portfolio of operating facilities, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

On April 28, 2016, we completed the transactions under the terms of a definitive agreement (the “Merger Agreement”) with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust. Pursuant to the terms of the Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into a newly formed subsidiary named PNK Entertainment, Inc. (“OpCo”) and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of OpCo (such distribution referred to as the “Spin-Off”). As a result, its stockholders received one share of OpCo common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), then merged with and into Former Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI. OpCo was renamed Pinnacle Entertainment, Inc. immediately following the Merger.

In completing the Merger, each share of common stock, par value $0.10 per share, of Former Pinnacle (the “Former Pinnacle Common Stock”) issued and outstanding immediately prior to the effective time (other than shares of Former Pinnacle Common Stock (i) owned or held in treasury by Former Pinnacle or (ii) owned by GLPI, its subsidiaries or Merger Sub) were canceled and converted into the right to receive 0.85 shares of common stock, par value $0.01 per share, of GLPI.

Following the Spin-Off and Merger, we are now the operator of the gaming facilities acquired by GLPI under a triple-net master lease agreement (the “Master Lease”). The Master Lease has an initial term of 10-years with five subsequent, five-year renewal periods at our option. The Company will pay initial annual rent of $377 million to GLPI.

As a result of the Spin-Off and Merger, we will test our reporting unit goodwill and other indefinite-lived intangible assets for impairment. This testing may result in a significant non-cash impairment charge to our goodwill or our other indefinite-lived intangible assets, which would be recognized during the second quarter of 2016.

On March 29, 2016, we entered into a purchase agreement (the “Purchase Agreement”) with GLP Capital, L.P. (“GLPC”), a subsidiary of GLPI, pursuant to which we will acquire The Meadows Racetrack and Casino (the “Meadows”) located in Washington County, Pennsylvania for total consideration of approximately $138 million. Following the close of the transaction, we will own and operate the Meadows’ gaming entertainment and harness racing business subject to a triple-net lease of its underlying real property with GLPI (the “Meadows Lease”).

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three months ended March 31, 2016 and 2015. As discussed in Note 10, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 10, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDA (defined below) for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to Income from continuing operations in accordance with U.S. GAAP.

	For the three months ended March 31,
	2016	2015
	(in millions)
Revenues:
Midwest segment (a)	$328.6	$313.9
South segment (a)	193.7	203.7
West segment (a)	56.5	53.7
	578.8	571.3
Corporate and other (c)	1.2	1.5
Total revenues	$580.0	$572.8
Adjusted EBITDA (b):
Midwest segment (a)	$107.5	$100.8
South segment (a)	64.6	67.5
West segment (a)	20.9	20.7
	193.0	189.0
Corporate expenses and other (c)	(20.6)	(19.3)
Consolidated Adjusted EBITDA (b)	172.4	169.7
Other costs:
Depreciation and amortization	(54.1)	(67.8)
Pre-opening, development and other costs	(5.3)	(1.6)
Non-cash share-based compensation expense	(4.4)	(4.1)
Write-downs, reserves and recoveries, net	(2.9)	(3.1)
Interest expense, net	(59.8)	(61.1)
Loss from equity method investment	—	(0.1)
Income tax expense	(5.0)	(4.8)
Income from continuing operations	$40.9	$27.1

(a)	See “Executive Summary” section for listing of properties included in each segment.

(b)
We define Consolidated Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDA for each reportable segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, and discontinued operations. We define Adjusted EBITDA margin as Adjusted EBITDA for the segment divided by segment revenues. We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDA and Adjusted EBITDA have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-

hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Adjusted EBITDA and Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(c)
Corporate and other includes revenues from Retama Park Racetrack (which we manage) and the Heartland Poker Tour. Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Other includes expenses relating to the management of Retama Park Racetrack and the operation of Heartland Poker Tour.

Consolidated Overview

Total revenues increased by $7.2 million, or 1.3%, year over year, to $580.0 million for the three months ended March 31, 2016. For the three months ended March 31, 2016, income from continuing operations was $40.9 million. Consolidated Adjusted EBITDA was $172.4 million, an increase of $2.7 million, or 1.6%, year over year, for the three months ended March 31, 2016. For the three months ended March 31, 2016, Consolidated Adjusted EBITDA was negatively impacted by an estimated $2.9 million from lost business volume at L’Auberge Lake Charles due to regional flooding that closed the I-10 corridor between Texas and Louisiana for four days in mid-March and adjustments to legal reserves.

Total revenues for the three months ended March 31, 2015 were $572.8 million. For the three months ended March 31, 2015, income from continuing operations was $27.1 million. Consolidated Adjusted EBITDA for the three months ended March 31, 2015 was negatively impacted by $0.8 million of cost related to the L’Auberge Lake Charles retention program, and benefited from a $3.6 million refund received on disputed vendor payments, which principally related to premiums for a 2014 insurance policy.

The Company’s revenue consists mostly of gaming revenue, which is primarily from slot machines and to a lesser extent, table games. Slot revenue represented approximately 82% and 83% of gaming revenue in 2015 and 2014, respectively. In analyzing the performance of our properties, the key indicators related to gaming revenue are slot handle and table games drop (which are volume indicators) and win or hold percentage.

Slot handle or video lottery terminal (“VLT”) handle represents the total amount wagered in a slot machine or VLT, and table games drop represents the total amount of cash and net markers issued that are deposited in gaming table drop boxes. Win represents the amount of wagers retained by us and recorded as gaming revenue, and hold represents win as a percentage of slot handle, VLT handle or table games drop. Given the stability in our slot and VLT hold percentages, we have not experienced any significant impact on our results of operations as a result of changes in hold percentages.

For table games, customers usually purchase cash chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit-worthy customers) are deposited in the drop box of each gaming table. Table game win is the amount of drop that is retained and recorded as gaming revenue, with liabilities recognized for funds deposited by customers.
We offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the program will be forfeited if the customer does not earn or use any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items.
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding the cost of providing such benefits, breakage rates, and the mixture of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce different results. As of March 31, 2016 and December 31, 2015, we had accrued $27.0 million and $25.4 million, respectively, for the estimated cost of providing mychoice benefits.

Segment comparison of the three months ended March 31, 2016 and 2015

Midwest Segment

	For the three months ended March 31,		Percentage change
	2016	2015	2016 vs. 2015
	(in millions)
Gaming revenues	$298.1	$285.7	4.3%
Total revenues	328.6	313.9	4.7%
Operating income	78.1	65.8	18.7%
Adjusted EBITDA	107.5	100.8	6.6%

In the Midwest segment, total revenues increased by $14.7 million, or 4.7% year over year, to $328.6 million during the first quarter of 2016. Adjusted EBITDA increased by $6.7 million, or 6.6% year over year, to $107.5 million during the first quarter of 2016. Adjusted EBITDA margin was 32.7%, an increase of 60 basis points year over year.

For the three months ended March 31, 2016, the Midwest segment performance was driven by strong year over year increases in total revenues and Adjusted EBITDA at Ameristar East Chicago, Belterra Park and River City.

For the three months ended March 31, 2015, the Midwest segment Adjusted EBITDA results benefited by $1.7 million from a refund received on disputed vendor payments.

South Segment

	For the three months ended March 31,		Percentage change
	2016	2015	2016 vs. 2015
	(in millions)
Gaming revenues	$175.0	$183.6	(4.7)%
Total revenues	193.7	203.7	(4.9)%
Operating income	42.9	44.4	(3.4)%
Adjusted EBITDA	64.6	67.5	(4.3)%

In the South segment, total revenues decreased by $10.0 million, or 4.9% year over year, to $193.7 million during the first quarter of 2016. Adjusted EBITDA decreased by $2.9 million, or 4.3% year over year, to $64.6 million during the first quarter of 2016. Adjusted EBITDA margin was 33.4%, an increase of 20 basis points year over year.

For the three months ended March 31, 2016, the South segment operating results were negatively impacted by lost business volume at L’Auberge Lake Charles due to regional flooding that closed the I-10 corridor between Texas and Louisiana for four days in mid-March.

For the three months ended March 31, 2015, the South segment’s results were negatively affected by a $0.8 million reduction in Adjusted EBITDA due to the L’Auberge Lake Charles team member retention program costs and benefited by $1.3 million from a refund received on disputed vendor payments.

West Segment

	For the three months ended March 31,		Percentage change
	2016	2015	2016 vs. 2015
	(in millions)
Gaming revenues	$47.7	$45.1	5.8%
Total revenues	56.5	53.7	5.2%
Operating income	15.7	13.8	13.8%
Adjusted EBITDA	20.9	20.7	1.0%

In the West segment, total revenues increased by $2.8 million, or 5.2% year over year, to $56.5 million during the first quarter of 2015. Adjusted EBITDA increased by $0.2 million, or 1.0% year over year, to $20.9 million during the first quarter of 2015. Adjusted EBITDA margin was 37.0%, a decrease of 140 basis points year over year.

For the three months ended March 31, 2016, the West segment performance was driven by strong year over year increases in total revenues and Adjusted EBITDA at Ameristar Black Hawk.

For the three months ended March 31, 2015, the West segment Adjusted EBITDA results benefited by $0.4 million from a refund received on disputed vendor payments.

Other factors affecting income from continuing operations
The following is a description of the other costs affecting income from continuing operations for the three months ended March 31, 2016 and 2015, respectively:

	For the three months ended March 31,		Percentage change
	2016	2015	2016 vs. 2015
	(in millions)
Other costs:
Corporate expenses and other	$(20.6)	$(19.3)	6.7%
Depreciation and amortization	(54.1)	(67.8)	(20.2)%
Pre-opening, development and other costs	(5.3)	(1.6)	231.3%
Share-based compensation expense	(4.4)	(4.1)	7.3%
Write-downs, reserves and recoveries, net	(2.9)	(3.1)	(6.5)%
Loss from equity method investment	—	(0.1)	(100.0)%
Interest expense, net	(59.8)	(61.1)	(2.1)%
Income tax expense	(5.0)	(4.8)	4.2%

Corporate expenses and other is principally comprised of corporate overhead expenses, the Heartland Poker Tour, and the Retama Park management operations. For the three months ended March 31, 2016, corporate expenses and other increased by $1.3 million year over year to $20.6 million. The increase is primarily attributable to adjustments to legal reserves during the three months ended March 31, 2016. In addition, the three months ended March 31, 2015, benefited from a $0.2 million refund received on disputed vendor payments.

Depreciation and amortization decreased for the three months ended March 31, 2016, as compared to the prior year period, due primarily to the timing of certain equipment that became fully depreciated during 2015 and the accelerated method of amortization on player relationships intangible assets.

Pre-opening, development and other costs for the three months ended March 31, 2016 and 2015, consist of the following:

	For the three months ended March 31,
	2016	2015
	(in millions)
Restructuring costs (1)	$3.5	$0.7
Meadows acquisition costs (2)	1.7	—
Other	0.1	0.9
Total pre-opening, development and other costs	$5.3	$1.6

(1)	Amounts comprised of costs associated with the separation of Former Pinnacle’s real estate assets from its operating assets.

(2)	Amount comprised of costs associated with the Company’s acquisition of the Meadows business.

Share-based compensation expense for the three months ended March 31, 2016 increased as compared to the prior year period primarily due to additional stock awards granted to employees.

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended March 31,
	2016	2015
	(in millions)
Loss on disposals of long-lived assets, net	$2.7	$0.4
Impairment of long-lived assets	0.2	2.7
Write-downs, reserves and recoveries, net	$2.9	$3.1

Loss on disposals of long-lived assets, net: During the three months ended March 31, 2016 and 2015, we recorded net losses related primarily to disposals of furniture, fixtures and equipment at our properties in the normal course of business.

Impairment of long-lived assets: During the three months ended March 31, 2016 and 2015, we recorded non-cash impairments on slot and other equipment at our properties. Additionally, during the three months ended March 31, 2015, we recorded a $2.6 million non-cash impairment of our land in Central City, Colorado to reduce the carrying amount of the asset to its estimated fair value less cost to sell.

Loss on equity method investment represents losses recognized for our allocable share of an investment in a land re-vitalization project in downtown St. Louis.

Interest expense, net, consists of the following:

	For the three months ended March 31,
	2016	2015
	(in millions)
Interest expense	$59.9	$61.1
Interest income	(0.1)	—
Interest expense, net	$59.8	$61.1

For the three months ended March 31, 2016, interest expense decreased as compared to the prior year period due principally to the early repayments of Tranche B-2 term loans, which is offset slightly by an increase in the amortization of debt issuance costs and original issuance discount/premium. For the three months ended March 31, 2016 and 2015, excluding the amortization of debt issuance costs and original issuance discount/premium, interest expense was $55.8 million and $59.5 million, respectively.

Income taxes for the three months ended March 31, 2016, consist of our effective tax rate for continuing operations of 10.9%, or an expense of $5.0 million, as compared to an effective tax rate of 15.1%, or an expense of $4.8 million, for the corresponding prior year period. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and a reserve for unrecognized tax benefits. Our state tax provision represents taxes in the jurisdictions of Indiana and Louisiana, as well as the city jurisdictions in Missouri, where we have no valuation allowance.
Discontinued operations

During the three months ended March 31, 2016 and 2015, income before income taxes reported in discontinued operations was $0.1 million and $0.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we held $121.3 million of cash and cash equivalents. As of March 31, 2016, we had approximately $750.1 million drawn on our $1.0 billion revolving credit facility and had approximately $12.0 million committed under various letters of credit. During the three months ended March 31, 2016, we retired $105.3 million in aggregate principal amount of credit facility debt. The debt retired in the three months ended March 31, 2016 was accomplished principally with cash from operations and cash in bank as of December 31, 2015.

We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation and amortization. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of development projects, and our compliance with covenants contained under our debt agreements.

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2016	2015	2016 vs. 2015
	(in millions)
Net cash provided by operating activities	$85.5	$113.1	(24.4)%
Net cash used in investing activities	$(22.3)	$(21.6)	3.2%
Net cash used in financing activities	$(105.9)	$(96.9)	9.3%
Operating Cash Flow
Our cash provided by operating activities for the three months ended March 31, 2016, as compared to the prior year period, decreased due primarily to the timing of payments and receipts of working capital items, which offset the improved operating performance of our properties. Additionally, during the three months ended March 31, 2015, we received approximately $17.4 million of net cash refunds related to income taxes.
Investing Cash Flow

The following is a summary of our capital expenditures by segment:

	For the three months ended March 31,
	2016	2015
	(in millions)
Midwest segment	$9.2	$10.5
South segment	7.1	7.2
West segment	2.6	1.3
Corporate and other, including development projects	3.0	2.1
Total capital expenditures	$21.9	$21.1

In addition to our capital expenditures summarized above, we received approximately $0.3 million in net proceeds from the disposition of land in Central City, Colorado.

Our intention is to use existing cash resources, expected cash flows from operations and funds available under our OpCo Credit Facilities (as defined below) to fund operations, maintain existing properties, make necessary debt service payments, and fund any potential development projects. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible.

Our ability to borrow under our OpCo Credit Facilities is contingent upon, among other things, meeting customary financial and other covenants. If we are unable to borrow under our OpCo Credit Facilities, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, our ability to maintain our existing properties or complete our ongoing projects may be affected unless we sell assets, enter into leasing arrangements, or take other measures to find additional financial resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all.

On March 29, 2016, we entered into a Purchase Agreement with GLPC, a subsidiary of GLPI, pursuant to which we will acquire the Meadows located in Washington County, Pennsylvania for total consideration of approximately $138 million. Following the close of the transaction, we will own and operate the Meadows’ gaming entertainment and harness racing business subject to the Meadows Lease.

The Meadows Lease will provide for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. The initial annual rent will be $25.5 million, comprised of a base rent of $14.0 million, which is subject to annual escalation in the future, and an initial percentage rent of $11.5 million, which will adjust every two years.
The completion of the transaction is subject to various closing conditions, including obtaining the approval of the Pennsylvania Gaming Control Board and the Pennsylvania Harness Racing Commission. The Company anticipates funding the acquisition with its Revolving Credit Facility (as defined below). Subject to the satisfaction or waiver of conditions in the Purchase Agreement, we expect the transaction to close by the end of the third quarter of 2016.

We may face significant challenges if conditions in the economy and financial markets worsen, the effect of which could adversely affect consumer confidence and the willingness of consumers to spend money on leisure activities. Because of the current economic environment, certain of our customers may curtail the frequency of their visits to our casinos and may reduce the amounts they wager and spend when compared to similar statistics in better economic times. All of these effects could have a material adverse effect on our liquidity.
Financing Cash Flow

Credit Facility

In August 2013, we entered into an Amended and Restated Credit Agreement (“Credit Facility”), which consists of (i) $1.6 billion of term loans comprised of $500.0 million of Tranche B-1 term loans and $1.1 billion of Tranche B-2 term loans and (ii) a $1.0 billion revolving credit commitment. As of March 31, 2016, we had approximately $750.1 million drawn under the $1.0 billion revolving credit facility, approximately $197.0 million in outstanding principal Tranche B-2 term loan debt, and approximately $12.0 million committed under various letters of credit under our Credit Facility. We fully repaid the principal balance of our Tranche B-1 term loans during 2014 and repaid $105.3 million of Tranche B-2 term loans during the three months ended March 31, 2016.

Senior and Senior Subordinated Indebtedness

As of March 31, 2016, we had outstanding $850.0 million aggregate principal amount of 6.375% senior notes due 2021 (“6.375% Notes”), $1.04 billion aggregate principal amount of 7.50% senior notes due 2021 (“7.50% Notes”), $325.0 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), and $350.0 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).

6.375% Senior Notes due 2021 and 7.50% Senior Notes due 2021

On August 5, 2013, we closed an offering of $850.0 million of 6.375% Notes at a price equal to par. Net of initial purchasers’ fees and various other costs and expenses, proceeds from the offering were approximately $835.0 million. We used the net proceeds from the offering, together with the proceeds from our Credit Facility, to finance the aggregate cash consideration for the merger with Ameristar Casinos, Inc. (“Ameristar”), pay transaction fees and expenses, redeem our 8.625%

senior notes due in 2017, and provide working capital and funds for general corporate purposes. The 6.375% Notes bore interest at a rate of 6.375% per year, payable semi-annually in arrears in cash on February 1st and August 1st of each year.

Ameristar originally issued $1.04 billion in aggregate principal amount of 7.50% Notes in 2011 and the Company assumed the 7.50% Notes in August 2013. The 7.50% Notes bore interest at a rate of 7.50% per year, payable semi-annually in arrears in cash on April 15th and October 15th of each year.

7.75% Senior Subordinated Notes due 2022 and 8.75% Senior Subordinated Notes due 2020

In March 2012, we issued $325.0 million in aggregate principal amount of 7.75% Notes at a price equal to par. Net of initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $318.3 million. The 7.75% Notes bore interest at a rate of 7.75% per year, payable on April 1st and October 1st of each year.

We issued $350.0 million in aggregate principal amount of 8.75% Notes at a price equal to par in May 2010. Net of the initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $341.5 million. The 8.75% Notes bore interest at a rate of 8.75% per year, payable on May 15th and November 15th of each year.

As of March 31, 2016, we were in compliance with the financial covenant ratios under the Credit Facility and indentures governing the Company’s 7.50% Notes, 8.75% Notes, 6.375% Notes, and 7.75% Notes and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

Financing in Connection with the Spin-Off and Merger

In connection with the Spin-Off and Merger, the Company made a dividend to Former Pinnacle in the amount of $808.4 million (the “Cash Payment”), which was equal to the amount of existing debt outstanding of Former Pinnacle at the time of the closing of the Merger, less $2.7 billion that GLPI assumed pursuant to the Merger Agreement. Immediately prior to the consummation of the Spin-Off and Merger, Former Pinnacle’s Credit Facility was repaid in full and terminated and its 6.375% Notes, 7.50% Notes and 7.75% Notes were redeemed. Former Pinnacle’s indenture governing its 8.75% Notes will be redeemed on May 15, 2016. Following the consummation of the Spin-Off and Merger, the Company had no outstanding obligations under Former Pinnacle’s Credit Facility, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes.

On April 28, 2016 (the “Closing Date”), the Company completed its debt financings in connection with the Merger, consisting of (i) $375.0 million aggregate principal amount of 5.625% senior notes due 2024 (the “5.625% Notes”) and (ii) the credit agreement among the Company and certain lenders thereto (the “Credit Agreement”), comprised of (x) a $185.0 million term loan A facility with a maturity of five years (the “Term Loan A Facility”), (y) a $300.0 million term loan B facility with a maturity of seven years (the “Term Loan B Facility”) and (z) a $400.0 million revolving credit facility with a maturity of five years (the “Revolving Credit Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “OpCo Credit Facilities”).

The proceeds of the OpCo Credit Facilities, together with the proceeds of the 5.625% Notes were used on the Closing Date (i) to make the Cash Payment and (ii) to pay fees and expenses related to the issuance of the OpCo Credit Facilities and the 5.625% Notes. Proceeds from loans under the Revolving Credit Facility will be used for working capital, to fund permitted dividends, distributions and acquisitions, for general corporate purposes and for any other purpose not prohibited by the Credit Agreement.

OpCo Credit Facilities

Loans under the Term Loan A Facility and Revolving Credit Facility will initially bear interest at a rate per annum equal to, at our option, LIBOR plus 2.00% or the base rate plus 1.00% and, after delivery of the Company’s financial statements for the first full fiscal quarter after the Closing Date, such loans will bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter. Loans under the Term Loan B Facility will bear interest at a rate per annum equal to, at our option, LIBOR plus 3.00% or the base rate plus 2.00%. In addition, we will pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate that will range from 0.30% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.

The Term Loan A Facility amortizes in equal quarterly amounts equal to a percentage of the outstanding principal amount of the Term Loan A Facility on the Closing Date as follows: (i) 5% per annum in the first two years following the Closing Date, (ii) 7.5% per annum in the third year following the Closing Date and (iii) 10% per annum in the fourth and fifth year following the Closing Date. The remaining principal amount is payable on the date that is five years from the Closing Date. The Term Loan B Facility amortizes in equal quarterly amounts equal to 1% per annum of the outstanding principal amount of the Term Loan B Facility on the Closing Date. The remaining principal amount is payable on the date that is seven years from the Closing Date. The Revolving Credit Facility is not subject to amortization and is due and payable on the date that is five years from the date of the Closing Date.

Loans under the OpCo Credit Facilities may be prepaid at par and commitments under the Revolving Credit Facility may be reduced at any time, in whole or in part, without premium or penalty (except for LIBOR breakage costs); provided that certain repricing transactions relating to the Term Loan B Facility will be subject to a 1.00% prepayment premium for a period of twelve months after the Closing Date. Loans under the OpCo Credit Facilities will be subject to mandatory prepayment with (i) a percentage of the Company’s excess cash flow depending on the Consolidated Total Net Leverage Ratio of the Company, (ii) net cash proceeds from asset sales and casualty and condemnation events (subject to customary reinvestment rights and other customary exceptions) and (iii) net cash proceeds from the issuance or incurrence of indebtedness after the Closing Date (subject to customary exceptions).

All obligations under the OpCo Credit Facilities will be unconditionally guaranteed by each of OpCo’s existing and future direct and indirect wholly owned domestic subsidiaries, subject to certain customary exceptions. All obligations of the Company under the OpCo Credit Facilities and the guarantees of those obligations will be secured by a first priority security interest in substantially all of the assets of the Company and the guarantors thereto, subject to certain exceptions. The property pledged by the Company and such guarantors includes a first priority pledge of the leasehold interests of tenant in the Master Lease; a first priority pledge of all of the equity interests owned by the Company and such guarantors in the direct wholly-owned domestic subsidiaries of the Company and such guarantors.

The Credit Agreement contains, among other things, certain affirmative and negative covenants and, solely for the benefit of the lenders under the OpCo Credit Facilities, financial covenants, including a maximum permitted Consolidated Total Net Leverage Ratio, a maximum permitted Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) and a required minimum Interest Coverage Ratio (as defined in the Credit Agreement). The Credit Agreement also contains certain customary events of default, including the occurrence of a change of control, revocation of material licenses by gaming authorities (subject to a cure period), termination of the Master Lease and cross-default to certain events of default under the Master Lease.

5.625% Senior Notes due 2024

The 5.625% Notes were issued at par, mature on May 1, 2024, and bear interest at the rate of 5.625% per annum. Interest on the 5.625% Notes is payable semi-annually on May 1st and November 1st of each year, commencing November 1, 2016. The net proceeds from the offering of the 5.625% Notes, after deducting the initial purchasers’ selling commissions and the estimated offering expenses, were approximately $369.4 million. The 5.625% Notes were issued pursuant to Rule 144A and Regulation S of the Securities Act of 1933. We are required to file a registration statement on Form S-4 to register the 5.625% Notes, which must be declared effective by the SEC by July 30, 2017.

The Company may redeem the 5.625% Notes at any time, and from time to time, on or after May 1, 2019, at the declining redemption premiums set forth in the indenture, together with accrued and unpaid interest. Prior to May 1, 2019, the Company may redeem the 5.625% Notes at any time, and from time to time, at a redemption price equal to 100% of the principal amount of the 5.625% Notes redeemed plus a “make-whole” redemption premium described in the indenture, together with accrued and unpaid interest. In addition, at any time prior to May 1, 2019, the Company may redeem the 5.625% Notes with an amount of cash equal to the net proceeds of one or more equity offerings, within a specified period of time after the closing of any such equity offering, at a redemption price equal to 105.625% of the principal amount of the 5.625% Notes redeemed, together with accrued and unpaid interest, so long as at least 65% of the aggregate principal amount of the 5.625% Notes originally issued under the indenture remains outstanding. If the Company engages in any asset sales, subject to certain exceptions, the Company generally must use the proceeds for specified purposes within a specified period of time or use the excess net proceeds from such asset sales to offer to purchase the 5.625% Notes from holders at a price equal to 100% of the principal amount of the 5.625% Notes, together with accrued and unpaid interest.

The 5.625% Notes are the Company’s senior unsecured obligations and rank pari passu in right of payment with all of the Company’s senior indebtedness, and senior in right of payment to all of the Company’s subordinated indebtedness, without giving effect to collateral arrangements. The 5.625% Notes are effectively subordinated to the Company’s secured indebtedness, including the OpCo Credit Facilities, to the extent of the value of the assets securing such indebtedness. The 5.625% Notes will not be guaranteed by any of the Company’s subsidiaries, except in the event that the Company in the future incurs certain subsidiary-guaranteed unsecured indebtedness, and, therefore, the 5.625% Notes will be structurally subordinated to all liabilities of the Company’s subsidiaries, including their guarantees of the Company’s OpCo Credit Facilities.

The indenture contains covenants limiting the Company’s and its restricted subsidiaries’ ability to: pay dividends or distributions or repurchase equity; incur additional debt or issue disqualified stock and, in the case of subsidiaries, preferred stock; make investments; create liens on assets to secure certain debt; enter into transactions with affiliates; merge or consolidate with another company; transfer and sell assets; create dividend and other payment restrictions affecting subsidiaries; designate subsidiaries as unrestricted subsidiaries; and make certain amendments to the Master Lease. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

Events of default under the indenture include, among others, the following: default for 30 days in the payment when due of interest on the 5.625% Notes; default in payment when due of the principal of, or premium, if any, on the 5.625% Notes; failure to comply with covenants in the indenture for 60 days after the receipt of notice from the trustee or holders of 25% in aggregate principal amount of the 5.625% Notes (unless such failure to comply has been waived); acceleration or payment default of debt in excess of a specified amount; unpaid judgments in excess of a specified amount; certain events of bankruptcy or insolvency; and the Master Lease terminating or ceasing to be effective in certain circumstances.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
There were no material changes during the three months ended March 31, 2016 to our contractual obligations and commitments as disclosed in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016.

CRITICAL ACCOUNTING ESTIMATES
A description of our critical accounting estimates can be found in Item 7 of our Information Statement included as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements for the year ended December 31, 2015 in our Information Statement included as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016. There were no newly identified critical accounting policies and estimates in the first quarter of 2016, nor were there any material changes to the critical accounting policies and estimates discussed for the year ended December 31, 2015 in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, the expected results of operations and future operating performance and future growth, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and economy, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, the ability of the Company to continue to meet its financial and other covenants governing its indebtedness and the Master Lease with GLPI, the Company’s ability to complete the transaction between the Company and a subsidiary of GLPI whereby the Company would acquire the operations of The Meadows Racetrack and Casino (the “Meadows”); the expected synergies and benefits of the Meadows transaction; and the consummation of the Meadows transaction and the timing thereof; the Company’s anticipated future capital expenditures, ability to implement strategies to improve revenues and operating margins at the Company’s properties, reduce costs and debt, the Company’s ability to successfully implement marketing programs to increase revenue at the Company’s properties, and the Company’s ability to improve operations and performance, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, including this Quarterly Report on Form 10-Q, our Information Statement included as Exhibit 99.1 to our Registration Statement on Form 10 filed in final form on April 11, 2016 and the risk factors described therein. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

•	Our business is particularly sensitive to reductions in consumers’ discretionary spending as a result of downturns in the economy or other changes we cannot accurately predict;

•
The gaming industry is very competitive and increased competition, including through legislative legalization or expansion of gaming by states in or near where we own properties or through Native American gaming facilities and Internet gaming, could adversely affect our financial results;

•
Our gaming operations rely heavily on technology services provided by third parties. In the event that there is an interruption of these services to us, it may have an adverse effect on our operations and financial condition;

•
Our business may be harmed from cyber security risk and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our guests’ or our business partners’ or our own information or other breaches of our information security;

•
We are required to pay a significant portion of our cash flows pursuant to and subject to the terms and conditions of the Master Lease, which could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes;

•	Certain provisions of the Master Lease restrict our ability to freely operate and could have an adverse effect on our business and financial condition;

•
Substantially all of our gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with GLPI, which could have a material adverse effect on our business, financial position or results of operations;

•	We face risks associated with growth and acquisitions;

•
We derived 30.1% and 29.9% of our revenues in 2015 from our casinos located in Louisiana and Missouri, respectively, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons;

•
Our present indebtedness (including our obligations under the Master Lease) and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations;

•	Our indebtedness imposes restrictive covenants on us;

•	To service our indebtedness and make payments under the Master Lease, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control;

•	Our ability to obtain additional financing on commercially reasonable terms may be limited;

•
In the event that we undertake future development plans for capital-intensive projects, we may be required to borrow significant amounts under our credit facility and, depending on which projects are pursued to completion, may cause us to incur substantial additional indebtedness;

•	We may experience an impairment of our goodwill, other intangible assets, or long-lived assets, which could adversely affect our financial condition and results of operations;

•	Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect our operating results and financial condition;

•	Rising operating costs at our gaming properties could have a negative impact on our business;

•	Recessions have affected our business and financial condition, and economic conditions may continue to affect us in ways that we currently cannot accurately predict;

•
We expect to be engaged from time to time in one or more construction and development projects, and many factors could prevent us from completing them as planned, including the escalation of construction costs beyond increments anticipated in our construction budgets;

•	Our industry is highly regulated, which makes us dependent on obtaining and maintaining gaming licenses and subjects us to potentially significant fines and penalties;

•	Potential changes in the regulatory environment could harm our business;

•	Our business may be adversely affected by legislation prohibiting tobacco smoking;

•
Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties;

•
Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism;

•	The concentration and evolution of the slot machine manufacturing industry or other technological conditions could impose additional costs on us;

•
We operate in a highly taxed industry and it may be subject to higher taxes in the future. If the jurisdictions in which we operate increase gaming taxes and fees, our operating results could be adversely affected;

•
We are exposed to a variety of natural disasters such as named windstorms, floods and earthquakes and this can make it challenging for us to obtain adequate levels of weather catastrophe occurrence insurance coverage for our facilities at reasonable rates, if at all;

•	We may incur property and other losses that are not adequately covered by insurance, which may harm our results of operations;

•	Work stoppages, organizing drives and other labor problems could negatively impact our future profits;

•	We face environmental and archaeological regulation of our real estate;

•	We are subject to litigation, which, if adversely determined, could cause us to incur substantial losses;

•	We are subject to certain federal, state and other regulations;

•	Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets;

•	We face business and regulatory risks associated with our investment in Asian Coast Development (Canada), Ltd.;

•
Our operations are largely dependent on the skill and experience of our management and key personnel. The loss of management and other key personnel could significantly harm our business, and we may not be able to effectively replace members of management who have left the company;

•	We are subject to extensive governmental regulations that impose restrictions on the ownership and transfer of our securities;

•
The timing to consummate the transaction for the Meadows and the possibility that the transaction does not close when expected or at all and the ability and timing to obtain approval of the Pennsylvania Gaming Control Board and Pennsylvania Harness Racing Commission; and

•	The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

In addition, these forward-looking statements could be affected by general domestic and international economic and political conditions, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents, as well as market conditions in our industry.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the “Risk Factors” in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016 and review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Prior to the Merger, we were exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of March 31, 2016, we had approximately $12.0 million committed under various letters of credit under our Credit Facility and approximately $750.1 million of borrowings under our revolver credit facility. Any borrowings outstanding under our then existing revolving credit facility as of March 31, 2016 accrued interest at LIBOR plus a margin determined by our Consolidated Total Leverage Ratio (as defined in the Credit Facility), which margin was 2.50% as of March 31, 2016. In addition, as of March 31, 2016, we had approximately $197.0 million outstanding under our then existing term loans, which bore interest at LIBOR plus 2.75% and carried a 1.0% LIBOR floor. As of March 31, 2016, our then existing revolving credit facility bore interest, at our option, at either LIBOR plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on our Consolidated Total Leverage Ratio.
As of March 31, 2016, for every 10 basis points decrease in LIBOR, our annual interest expense would decrease by approximately $0.8 million, assuming constant debt levels. As of March 31, 2016, if LIBOR were to increase by one percentage point, our annual interest expense would increase by approximately $8.4 million, assuming constant debt levels.
On April 28, 2016, immediately prior to the consummation of the Spin-Off and Merger, Former Pinnacle’s Credit Facility was repaid in full and terminated. Additionally, in connection with the Merger, we entered into the OpCo Credit Facilities, which will expose the Company to future market risk from adverse changes in interest rates with respect to the short-term floating interest rate under these borrowings. For further information, see the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations as of March 31, 2016. As of March 31, 2016, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(in thousands)
Revolving Credit Facility	$—	$—	$750,118	$—	$—	$—	$750,118	$745,842
Interest Rate	2.94%	2.94%	2.94%	—	—	—	2.94%
B-2 Term Loans	$8,250	$11,000	$11,000	$11,000	$155,749	$—	$196,999	$196,625
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	—	3.75%
6.375% Notes	$—	$—	$—	$—	$—	$850,000	$850,000	$901,000
Interest Rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%
7.50% Notes	$—	$—	$—	$—	$—	$1,040,000	$1,040,000	$1,112,155
Interest Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$355,063
Interest Rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.75% Notes	$—	$—	$—	$—	$350,000	$—	$350,000	$362,250
Interest Rate	8.75%	8.75%	8.75%	8.75%	8.75%	—	8.75%
Other	$5	$8	$8	$9	$10	$41	$81	$81
Interest Rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2016. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business that were discussed in “Risk Factors” in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1†
Separation and Distribution Agreement, dated as of April 28, 2016, by and among PNK Entertainment, Inc. and Pinnacle Entertainment, Inc., and, solely with respect to Article VIII, Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.2†
Master Lease, dated as of April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.3
Employee Matters Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.4
Credit Agreement, dated as of April 28, 2016, among PNK Entertainment, Inc., the subsidiaries of PNK Entertainment, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent is hereby incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.5*†	Purchase Agreement dated March 29, 2016 by and among PNK Entertainment, Inc. and GLP Capital, L.P.

3.1
Amended and Restated Certificate of Incorporation of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 20, 2016. (SEC File No. 001-37666)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

3.3
Amended and Restated Bylaws of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

4.1
Indenture dated as of April 28, 2016, governing the 5.625% Senior Notes due 2024, by and between PNK Entertainment, Inc. and Deutsche Bank Trust Company Americas, as Trustee is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

4.2	Form of 5.625% Senior Note due 2024 is hereby incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

4.3
Registration Rights Agreement, dated as of April 28, 2016, among PNK Entertainment, Inc. and the representatives of the initial purchasers party thereto is hereby incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.1††
Pinnacle Entertainment, Inc. 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.2††
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.3††
Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.4††
Form of Restricted Stock Award Grant Notice and Agreement for the Pinnacle Entertainment, Inc. 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit Number	Description of Exhibit
32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):
(i)
unaudited Condensed Consolidated Statements of Operations,
(ii)
unaudited Condensed Consolidated Statements of Comprehensive Income,
(iii)
unaudited Condensed Consolidated Balance Sheets,
(iv)
unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity,
(v)
unaudited Condensed Consolidated Statements of Cash Flows; and
(vi)
Notes to unaudited Condensed Consolidated Financial Statements.

 ________________

*	Filed herewith.
**	Furnished herewith.
†
Exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

††	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	May 12, 2016	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1†
Separation and Distribution Agreement, dated as of April 28, 2016, by and among PNK Entertainment, Inc. and Pinnacle Entertainment, Inc., and, solely with respect to Article VIII, Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.2†
Master Lease, dated as of April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.3
Employee Matters Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.4
Credit Agreement, dated as of April 28, 2016, among PNK Entertainment, Inc., the subsidiaries of PNK Entertainment, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent is hereby incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.5*†	Purchase Agreement dated March 29, 2016 by and among PNK Entertainment, Inc. and GLP Capital, L.P.

3.1
Amended and Restated Certificate of Incorporation of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 20, 2016. (SEC File No. 001-37666)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

3.3
Amended and Restated Bylaws of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

4.1
Indenture dated as of April 28, 2016, governing the 5.625% Senior Notes due 2024, by and between PNK Entertainment, Inc. and Deutsche Bank Trust Company Americas, as Trustee is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

4.2	Form of 5.625% Senior Note due 2024 is hereby incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

4.3
Registration Rights Agreement, dated as of April 28, 2016, among PNK Entertainment, Inc. and the representatives of the initial purchasers party thereto is hereby incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.1††
Pinnacle Entertainment, Inc. 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.2††
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.3††
Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.4††
Form of Restricted Stock Award Grant Notice and Agreement for the Pinnacle Entertainment, Inc. 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit Number	Description of Exhibit
32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):
(i)
unaudited Condensed Consolidated Statements of Operations,
(ii)
unaudited Condensed Consolidated Statements of Comprehensive Income,
(iii)
unaudited Condensed Consolidated Balance Sheets,
(iv)
unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity,
(v)
unaudited Condensed Consolidated Statements of Cash Flows; and
(vi)
Notes to unaudited Condensed Consolidated Financial Statements.

 ________________

*	Filed herewith.
**	Furnished herewith.
†
Exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

††	Management contract or compensatory plan or arrangement.