Form 10-Q
period 2016-06-30
Pinnacle Entertainment, Inc.
filed 2016-08-11
CIK 1656239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of the close of business on August 5, 2016, the number of outstanding shares of the registrant’s common stock was 57,130,945.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues:
Gaming	$505,698	$519,326	$1,026,539	$1,033,673
Food and beverage	29,746	31,430	61,741	63,460
Lodging	13,134	13,133	24,381	24,628
Retail, entertainment and other	17,654	18,071	33,596	33,038
Total revenues	566,232	581,960	1,146,257	1,154,799
Expenses and other costs:
Gaming	266,659	281,960	533,792	546,845
Food and beverage	28,182	28,984	58,092	58,151
Lodging	6,175	6,343	11,783	12,131
Retail, entertainment and other	6,887	8,150	11,400	13,240
General and administrative	127,006	107,086	231,868	209,376
Depreciation and amortization	53,973	61,875	108,069	129,706
Pre-opening, development and other costs	44,028	6,108	49,357	7,675
Impairment of goodwill	332,900	3,319	332,900	3,319
Impairment of other intangible assets	129,500	4,966	129,500	4,966
Write-downs, reserves and recoveries, net	4,750	(8,038)	7,640	(4,894)
Total expenses and other costs	1,000,060	500,753	1,474,401	980,515
Operating income (loss)	(433,828)	81,207	(328,144)	174,284
Interest expense, net	(85,047)	(59,995)	(144,840)	(121,078)
Loss on early extinguishment of debt	(5,207)	—	(5,207)	—
Loss from equity method investment	(90)	—	(90)	(83)
Income (loss) from continuing operations before income taxes	(524,172)	21,212	(478,281)	53,123
Income tax benefit (expense)	34,970	(5,419)	29,972	(10,251)
Income (loss) from continuing operations	(489,202)	15,793	(448,309)	42,872
Income from discontinued operations, net of income taxes	271	4,699	396	4,916
Net income (loss)	(488,931)	20,492	(447,913)	47,788
Net loss attributable to non-controlling interest	(7)	(1,252)	(15)	(1,262)
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$(488,924)	$21,744	$(447,898)	$49,050
Net income (loss) per common share—basic
Income (loss) from continuing operations	$(8.04)	$0.28	$(7.34)	$0.73
Income from discontinued operations, net of income taxes	0.00	0.08	0.01	0.08
Net income (loss) per common share—basic	$(8.04)	$0.36	$(7.33)	$0.81
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$(8.04)	$0.27	$(7.34)	$0.70
Income from discontinued operations, net of income taxes	0.00	0.07	0.01	0.08
Net income (loss) per common share—diluted	$(8.04)	$0.34	$(7.33)	$0.78
Number of shares—basic	60,791	60,976	61,077	60,808
Number of shares—diluted	60,791	63,355	61,077	62,973
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(488,931)	$20,492	$(447,913)	$47,788
Comprehensive income (loss)	(488,931)	20,492	(447,913)	47,788
Comprehensive loss attributable to non-controlling interest	(7)	(1,252)	(15)	(1,262)
Comprehensive income (loss) attributable to Pinnacle Entertainment, Inc.	$(488,924)	$21,744	$(447,898)	$49,050
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$119,374	$164,034
Accounts receivable, net of allowance for doubtful accounts of $8,297 and $9,445	29,073	33,594
Inventories	9,363	10,309
Income tax receivable, net	—	1,133
Prepaid expenses and other assets	31,748	14,624
Assets held for sale and assets of discontinued operations	9,953	9,938
Total current assets	199,511	233,632
Land, buildings, vessels and equipment, net	2,797,123	2,856,011
Goodwill	581,625	914,525
Intangible assets, net	344,103	479,543
Other assets, net	44,454	47,200
Total assets	$3,966,816	$4,530,911
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$42,056	$67,297
Accrued interest	6,286	50,091
Accrued compensation	61,756	74,069
Accrued taxes	46,487	38,910
Other accrued liabilities	90,274	84,872
Current portion of long-term debt	12,257	11,006
Current portion of long-term financing obligation	47,235	—
Total current liabilities	306,351	326,245
Long-term debt less current portion	810,707	3,616,729
Long-term financing obligation less current portion	3,139,263	—
Other long-term liabilities	31,068	36,605
Deferred income taxes	12,291	187,823
Total liabilities	4,299,680	4,167,402
Commitments and contingencies (Note 10)
Stockholders’ Equity (Deficit):
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.01 par value, 150,000,000 authorized, 59,326,059 and 60,870,749 shares issued and outstanding, net of treasury shares	616	6,724
Additional paid-in capital	904,936	1,122,661
Accumulated deficit	(1,224,307)	(705,319)
Accumulated other comprehensive income	408	408
Treasury stock, at cost, 2,237,728 and 6,374,882 of treasury shares, respectively	(24,724)	(71,090)
Total Pinnacle stockholders’ equity (deficit)	(343,071)	353,384
Non-controlling interest	10,207	10,125
Total stockholders’ equity (deficit)	(332,864)	363,509
Total liabilities and stockholders’ equity (deficit)	$3,966,816	$4,530,911
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Pinnacle Stockholders’ Equity (Deficit)	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2016	60,871	$6,724	$1,122,661	$(705,319)	$408	$(71,090)	$353,384	$10,125	$363,509
Net loss	—	—	—	(447,898)	—	—	(447,898)	(15)	(447,913)
Share-based compensation	—	—	30,039	—	—	—	30,039	—	30,039
Impact of Spin-Off and Merger, net	—	(6,134)	(247,665)	(71,090)	—	71,090	(253,799)	—	(253,799)
Common stock issuance and option exercises	693	26	1,033	—	—	—	1,059	—	1,059
Treasury stock purchases	(2,238)	—	—	—	—	(24,724)	(24,724)	—	(24,724)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	97	97
Tax withholding related to vesting of restricted stock units	—	—	(1,132)	—	—	—	(1,132)	—	(1,132)
Balance as of June 30, 2016	59,326	$616	$904,936	$(1,224,307)	$408	$(24,724)	$(343,071)	$10,207	$(332,864)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(447,913)	$47,788
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	108,069	129,706
Loss (gain) on sales or disposals of long-lived assets, net	6,925	(12,003)
Loss from equity method investment	90	83
Loss on early extinguishment of debt	5,207	—
Impairment of goodwill	332,900	3,319
Impairment of other intangible assets	129,500	4,966
Impairment of land, buildings, vessels and equipment	215	2,903
Amortization of debt issuance costs and debt discounts/premiums	4,952	2,596
Share-based compensation expense	30,039	8,912
Change in income taxes	(35,304)	28,273
Changes in operating assets and liabilities:
Receivables, net	4,181	(5,141)
Prepaid expenses and other	(15,176)	(3,953)
Accounts payable, accrued expenses and other	(36,634)	(21,394)
Net cash provided by operating activities	87,051	186,055
Cash flows from investing activities:
Capital expenditures	(47,555)	(41,749)
Net proceeds from disposition of asset held for sale	325	25,066
Proceeds from sales of property and equipment	51	349
Purchase of intangible asset	—	(25,000)
Loans receivable	(750)	(825)
Net cash used in investing activities	(47,929)	(42,159)
Cash flows from financing activities:
Proceeds from Former Pinnacle Senior Secured Credit Facilities	134,500	73,100
Repayments under Former Pinnacle Senior Secured Credit Facilities	(1,011,285)	(265,100)
Proceeds from Senior Secured Credit Facilities	600,800	—
Repayments under Senior Secured Credit Facilities	(136,800)	—
Proceeds from issuance of long-term debt	375,000	—
Repayments under financing obligation	(7,791)	—
Proceeds from common stock options exercised	373	6,517
Purchase of treasury stock	(23,729)	—
Debt issuance costs and debt discount	(13,812)	—
Other	(1,038)	(1,056)
Net cash used in financing activities	(83,782)	(186,539)
Change in cash and cash equivalents	(44,660)	(42,643)
Cash and cash equivalents at the beginning of the period	164,034	164,654
Cash and cash equivalents at the end of the period	$119,374	$122,011

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$149,716	$118,663
Cash payments (refunds) related to income taxes, net	4,339	(16,279)
Increase (decrease) in construction-related deposits and liabilities	2,926	(6,494)
Non-cash issuance of common stock	686	417
Non-cash retirement of debt in connection with Spin-Off and Merger	(2,761,287)	—
Non-cash settlement of accrued interest in connection with Spin-Off and Merger	(34,133)	—
Non-cash recognition of financing obligation	3,194,287	—

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Summary of Significant Accounting Policies

Organization: Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment businesses. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates. References to “Former Pinnacle” refer to Pinnacle Entertainment, Inc. prior to the Spin-Off and Merger (as such terms are defined below).

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

On April 28, 2016, Former Pinnacle completed the transactions under the terms of a definitive agreement (the “Merger Agreement”) with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust. Pursuant to the terms of the Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into the Company and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of the Company (such distribution referred to as the “Spin-Off”). As a result, Former Pinnacle stockholders received one share of the Company’s common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), then merged with and into Former Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI. Following the Merger, the Company was renamed Pinnacle Entertainment, Inc., and operates its gaming businesses under a triple-net master lease agreement for the facilities acquired by GLPI (the “Master Lease”). For more information regarding the Spin-Off and Merger, see Note 2, “Spin-Off, Merger and Master Lease Financing Obligation.”

Former Pinnacle’s historical consolidated financial statements and accompanying notes thereto have been determined to represent the Company’s historical consolidated financial statements based on the conclusion that, for accounting purposes, the Spin-Off should be evaluated as the reverse of its legal form under the requirements of Accounting Standards Codification (“ASC”) Subtopic 505-60, Spinoffs and Reverse Spinoffs, resulting in the Company being considered the accounting spinnor. In addition, the Master Lease of the gaming facilities acquired by GLPI does not qualify for sale-leaseback accounting pursuant to

ASC Topic 840, Leases. Therefore, the Master Lease has been accounted for as a financing obligation and the gaming facilities remain on the Company’s unaudited Condensed Consolidated Financial Statements.

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (the “SEC”) to the Quarterly Report on Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The results for the periods indicated are unaudited, but reflect all adjustments, which are of a normal recurring nature, that management considers necessary for a fair presentation of operating results. The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Information Statement included as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016.

Principles of Consolidation: The unaudited Condensed Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. Investments in the common stock of unconsolidated affiliates in which we have the ability to exercise significant influence are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and our customer loyalty programs, the initial measurement of the financing obligation associated with the Master Lease, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and other intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected life of share-based awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.

Fair Value: Fair value measurements affect our accounting and impairment assessments of our long-lived assets, investments in unconsolidated affiliates, assets acquired in an acquisition, goodwill, and other intangible assets. Fair value measurements also affect our accounting for certain financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market for identical assets or liabilities; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs.

The following table presents a summary of fair value measurements by level for certain liabilities measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets:

		Fair Value Measurements Using:
	Total Fair Value	Level 1	Level 2	Level 3

	(in millions)
As of June 30, 2016
Liabilities:
Deferred compensation	$0.4	$0.4	$—	$—
As of December 31, 2015
Liabilities:
Deferred compensation	$0.4	$0.4	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

	(in millions)
As of June 30, 2016
Assets:
Held-to-maturity securities	$14.3	$15.8	$—	$12.8	$3.0
Promissory notes	$14.9	$19.5	$—	$19.5	$—
Liabilities:
Long-term debt	$823.0	$833.6	$—	$833.6	$—
As of December 31, 2015
Assets:
Held-to-maturity securities	$14.4	$15.2	$—	$12.1	$3.1
Promissory notes	$14.1	$19.2	$—	$19.2	$—
Liabilities:
Long-term debt	$3,627.7	$3,740.6	$—	$3,740.6	$—

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

The estimated fair values of our long-term debt, which include the fair values of our senior notes, senior subordinated notes, and/or senior secured credit facilities, were based on Level 2 inputs of observable market data on comparable debt instruments on or about June 30, 2016 and December 31, 2015, as applicable.

The fair values of our short-term financial instruments approximate the carrying amounts due to their short-term nature.

Land, Buildings, Vessels and Equipment: Land, buildings, vessels and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $33.2 million as of June 30, 2016. We capitalize the costs of improvements that extend the life of the asset. We expense repair and maintenance costs as incurred. Gains or losses on the disposition of land, buildings, vessels and equipment are included in the determination of income.

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

As a result of the Spin-Off and Merger transactions, substantially all of the real estate assets used in the Company's operations are subject to the Master Lease and owned by GLPI. See Note 2, “Spin-Off, Merger and Master Lease Financing Obligation.”

The following table presents a summary of our land, buildings, vessels and equipment, including those subject to the Master Lease:

	June 30, 2016	December 31, 2015

	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$424.9	$422.8
Buildings, vessels and improvements	2,679.0	2,674.6
Furniture, fixtures and equipment	768.8	763.8
Construction in progress	46.7	33.2
Land, buildings, vessels and equipment, gross	3,919.4	3,894.4
Less: accumulated depreciation	(1,122.3)	(1,038.4)
Land, buildings, vessels and equipment, net	$2,797.1	$2,856.0

Goodwill and Other Intangible Assets: Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Indefinite-lived intangible assets include gaming licenses and trade names for which it is reasonably assured that we will continue to renew indefinitely. Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter (October 1st test date), or more frequently if there are indications of possible impairment. Amortizing intangible assets include player relationships and favorable leasehold interests. We review amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

As a result of the Spin-Off and Merger, we tested our reporting unit goodwill and other indefinite-lived intangible assets for impairment, which resulted in non-cash impairment charges. For more information, see Note 7, “Goodwill and Other Intangible Assets.”

Customer Loyalty Programs: We offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the plan will be forfeited if the customer does not earn or use any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items.
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the combination of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption patterns could produce different results. As of June 30, 2016 and December 31, 2015, we had accrued $24.9 million and $25.4 million, respectively, for the estimated cost of providing these benefits, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Revenue Recognition: Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Cash discounts and other cash incentives to customers related to gaming play are recorded as a reduction to gaming revenue. Food and beverage, lodging, retail, entertainment, and other operating revenues are recognized as products are delivered or services are performed. Advance deposits on lodging are recorded as accrued liabilities until services are provided to the customer.

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

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

	(in millions)
Food and beverage	$33.7	$34.8	$67.5	$69.9
Lodging	16.3	16.0	32.1	31.1
Other	3.9	4.7	7.6	9.2
Total promotional allowances	$53.9	$55.5	$107.2	$110.2

The costs to provide such complimentary benefits were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

	(in millions)
Promotional allowance costs included in gaming expense	$38.3	$44.1	$76.5	$83.4

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in our unaudited Condensed Consolidated Statements of Operations. These taxes were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

	(in millions)
Gaming taxes	$142.7	$148.4	$288.5	$293.1

Pre-opening, Development and Other Costs: Pre-opening, development and other costs consist of payroll costs to hire, employ and train the workforce prior to opening an operating facility; marketing campaigns prior to and in connection with the opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; and lease payments, real estate taxes, and other general and administrative costs prior to the opening of an operating facility. In addition, pre-opening, development and other costs include acquisition and restructuring costs. Pre-opening, development and other costs are expensed as incurred. Pre-opening, development and other costs consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

	(in millions)
Restructuring costs (1)	$43.2	$5.8	$46.8	$6.9
Meadows acquisition costs (2)	0.4	—	2.1	—
Other	0.4	0.3	0.5	0.8
Total pre-opening, development and other costs	$44.0	$6.1	$49.4	$7.7

(1)	Amounts comprised of costs associated with the Spin-Off and Merger. See Note 2, “Spin-Off, Merger and Master Lease Financing Obligation.”

(2)	Amounts comprised of costs associated with the Company’s acquisition of The Meadows Racetrack and Casino (“Meadows”) business. See Note 8, “Investment and Acquisition Activities.”

Earnings Per Share: The computation of basic and diluted earnings per share is based on net income (loss) attributable to Pinnacle Entertainment, Inc. divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted earnings per share reflect the addition of potentially dilutive securities, which include in-the-money share-based awards. We calculate the effect of dilutive securities using the treasury stock method. A total of 1.0 million, 1.4 million, 0.1 million, and 0.8 million out-of-the-money share-based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2016, and 2015, respectively, because including them would have been anti-dilutive.

For the three and six months ended June 30, 2016, we recorded a net loss from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for such periods. Share-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 2.9 million and 2.7 million for the three and six months ended June 30, 2016, respectively.

Treasury Stock: In May 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50 million of shares of our common stock. The cost of the shares acquired is treated as a reduction to stockholders’ equity. During the three and six months ended June 30, 2016, we repurchased 2.2 million shares of common stock and reduced stockholders’ equity by $24.7 million. In July 2016, we completed the share repurchase program having repurchased 4.5 million shares of common stock for $50 million.

Reclassifications: The unaudited Condensed Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. These reclassifications had no effect on the previously reported net income.

Recently Issued Accounting Pronouncements: In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. We are currently evaluating which transition approach we will utilize and the impact of adopting this accounting standard on our unaudited Condensed Consolidated Financial Statements.

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

Note 2—Spin-Off, Merger and Master Lease Financing Obligation
Overview of the Spin-Off and Merger: On April 28, 2016, Former Pinnacle completed the transactions under the terms of the Merger Agreement with GLPI. Pursuant to the terms of the Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into the Company (newly formed subsidiary) and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of the Company. As a result, Former Pinnacle stockholders received one share of the Company's common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Merger Sub, then merged with and into Former Pinnacle, with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI. Following the Merger, the Company was renamed Pinnacle Entertainment, Inc., and operates its gaming businesses under the Master Lease for the facilities acquired by GLPI. The Master Lease has an initial term of 10 years with five subsequent, five-year renewal periods at our option.
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

As further described in Note 3, “Long-Term Debt,” in connection with the Spin-Off and Merger, we made a dividend to Former Pinnacle of $808.4 million (the “Cash Payment”), which was equal to the amount of debt outstanding as of April 28, 2016, less $2.7 billion that GLPI assumed pursuant to the Merger Agreement. Following the consummation of the Spin-Off and Merger, we had no outstanding obligations under the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes (as such terms are defined in Note 3, “Long-Term Debt”).
Failed Spin-Off-Leaseback: The Spin-Off and the subsequent leaseback of the gaming facilities under the terms of the Master Lease did not meet all of the requirements for sale-leaseback accounting treatment under ASC Topic 840, Leases, and therefore is accounted for as a financing obligation. Specifically, the Master Lease contains provisions that indicate prohibited forms of continuing involvement in the leased assets.
Master Lease Financing Obligation: The Master Lease is accounted for as a financing obligation. The obligation was calculated at lease inception based on the future minimum lease payments due to GLPI under the Master Lease discounted at 10.5%. The discount rate represents the estimated incremental borrowing rate over the lease term of 35 years, which included renewal options that were reasonably assured of being exercised. As of April 28, 2016, the commencement date of the Master Lease, the financing obligation was determined to be $3.2 billion.
Fourteen of our fifteen gaming facilities are subject to the Master Lease with GLPI. Under the Master Lease, the initial annual aggregate rent payable is $377 million and rent is payable in monthly installments. The rent is comprised of base rent, which includes a land and a building component, and percentage rent. In the first year of the lease, the land base rent, the building base rent, and the percentage rent are $44 million, $289 million, and $44 million, respectively.
The land base rent is fixed for the entire lease term. Beginning in the second year of the lease, the building base rent is subject to an annual escalation of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Master Lease) of 1.8:1. The percentage rent, which is fixed for the first two years, will be adjusted every two years to establish a new fixed amount for the next two-year period. Each new fixed amount will be calculated by multiplying 4% by the difference between (i) the average net revenues for the trailing two-year period and (ii) $1.1 billion.
Total cash payments under the Master Lease, which commenced on April 28, 2016, were $66.1 million for both the three and six months ended June 30, 2016, of which $58.3 million was recognized as interest expense and $7.8 million reduced the financing obligation.

Note 3—Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2016
	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2021	$17.0	$—	$17.0
Term Loan A Facility due 2021	185.0	(3.5)	181.5
Term Loan B Facility due 2023	262.0	(5.5)	256.5
5.625% Senior Notes due 2024	375.0	(7.1)	367.9
Other	0.1	—	0.1
Total debt including current maturities	839.1	(16.1)	823.0
Less: current maturities	(12.3)	—	(12.3)
Total long-term debt	$826.8	$(16.1)	$810.7

	December 31, 2015
	Outstanding Principal	Unamortized (Discount) Premium and (Debt Issuance Costs)	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2018	$750.1	$—	$750.1
B-2 Term Loan due 2020	302.2	(13.3)	288.9
6.375% Senior Notes due 2021	850.0	(13.0)	837.0
7.50% Senior Notes due 2021	1,040.0	46.7	1,086.7
7.75% Senior Subordinated Notes due 2022	325.0	(4.7)	320.3
8.75% Senior Subordinated Notes due 2020	350.0	(5.4)	344.6
Other	0.1	—	0.1
Total debt including current maturities	3,617.4	10.3	3,627.7
Less: current maturities	(11.0)	—	(11.0)
Total long-term debt	$3,606.4	$10.3	$3,616.7

In connection with the Spin-Off and Merger, we made the Cash Payment to Former Pinnacle in the amount of $808.4 million, which was equal to the amount of existing debt outstanding of Former Pinnacle as of April 28, 2016, less approximately $2.7 billion that GLPI assumed pursuant to the Merger Agreement. Immediately prior to the consummation of the Spin-Off and Merger, the August 2013 amended and restated credit agreement (“Former Senior Secured Credit Facilities”) was repaid in full and terminated and the 6.375% Senior Notes due 2021 (“6.375% Notes”), the 7.50% Senior Notes due 2021 (“7.50% Notes”) and the 7.75% Senior Subordinated Notes due 2022 (“7.75% Notes”) were redeemed. Former Pinnacle’s indenture governing its 8.75% Senior Subordinated Notes due 2020 (“8.75% Notes”) was redeemed on May 15, 2016. Following the consummation of the Spin-Off and Merger, the Company had no outstanding obligations under the Former Credit Facility, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes. See Note 2, “Spin-Off, Merger and Master Lease,” for further discussion of the Spin-Off and Merger.

Senior Secured Credit Facilities: On April 28, 2016, in connection with the Spin-Off and Merger, the Company entered into a credit agreement with certain lenders (the “Credit Agreement”). The Credit Agreement is comprised of (i) a $185.0 million term loan A facility with a maturity of five years (the “Term Loan A Facility”), (ii) a $300.0 million term loan B facility with a maturity of seven years (the “Term Loan B Facility”) and (iii) a $400.0 million revolving credit facility with a maturity of five years (the “Revolving Credit Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “Senior Secured Credit Facilities”). As of June 30, 2016, we had approximately $17.0 million drawn under the Revolving Credit Facility and had approximately $11.0 million committed under various letters of credit.

Loans under the Term Loan A Facility and Revolving Credit Facility initially bear interest at a rate per annum equal to, at our option, LIBOR plus 2.00% or the base rate plus 1.00% and, beginning in the fourth quarter of 2016, such loans will bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter. Loans under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, LIBOR plus 3.00% or the base rate plus 2.00% and in no event will LIBOR be less than 0.75%. In addition, we pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate that ranges from 0.30% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.

The Term Loan A Facility amortizes in equal quarterly amounts equal to a percentage of the original outstanding principal amount at closing as follows: (i) 5% per annum in the first two years, (ii) 7.5% per annum in the third year and (iii) 10% per annum in the fourth and fifth year. The remaining principal amount is payable on April 28, 2021. The Term Loan B Facility amortizes in equal quarterly amounts equal to 1% per annum of the original outstanding principal amount at closing. The remaining principal amount is payable on April 28, 2023. The Revolving Credit Facility is not subject to amortization and is due and payable on April 28, 2021.

The Credit Agreement contains, among other things, certain affirmative and negative covenants and, solely for the benefit of the lenders under the Senior Secured Credit Facilities, financial covenants, including a maximum permitted Consolidated Total Net Leverage Ratio, a maximum permitted Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) and a required minimum Interest Coverage Ratio (as defined in the Credit Agreement). The Credit Agreement also contains certain customary events of default, including the occurrence of a change of control, revocation of material licenses by gaming authorities (subject to a cure period), termination of the Master Lease and cross-default to certain events of default under the Master Lease.

5.625% Senior Notes due 2024: On April 28, 2016, we issued $375.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the “5.625% Notes”). The 5.625% Notes were issued at par, mature on May 1, 2024, and bear interest at the rate of 5.625% per annum. Interest on the 5.625% Notes is payable semi-annually on May 1st and November 1st of each year, commencing November 1, 2016.

On April 28, 2016, the proceeds of the Senior Secured Credit Facilities, together with the proceeds from the 5.625% Notes were used (i) to make the Cash Payment and (ii) to pay fees and expenses related to the issuance of the Senior Secured Credit Facilities and the 5.625% Notes.

Loss on early extinguishment of debt: During the three and six months ended June 30, 2016, we recorded a $5.2 million loss related to the repayment, in full, of the Former Senior Secured Credit Facilities. The loss included the write-off of unamortized debt issuance costs and original issuance discount.

Interest expense, net, was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

	(in millions)
Interest expense from financing obligation (1)	$58.3	$—	$58.3	$—
Interest expense from debt (2)	24.4	60.1	84.3	121.2
Interest income	(0.1)	(0.1)	(0.2)	(0.1)
Capitalized interest	(0.1)	—	(0.1)	—
Other (3)	2.5	—	2.5	—
Interest expense, net	$85.0	$60.0	$144.8	$121.1

(1)
Total cash payments under the Master Lease, which commenced on April 28, 2016, were $66.1 million for both the three and six months ended June 30, 2016, of which $58.3 million was recognized as interest expense and $7.8 million reduced the financing obligation.

(2)
Interest expense associated with the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes, and the 8.75% Notes, which were no longer obligations of the Company as of April 28, 2016, included in the three and six months ended June 30, 2016, was $16.8 million and $76.5 million, respectively.

(3)	Represents a one-time expense associated with the GLPI transaction.

Note 4—Income Taxes

Our effective tax rate for continuing operations for the three and six months ended June 30, 2016, was 6.7%, or a benefit of $35.0 million, and 6.3% or a benefit of $30.0 million, respectively, as compared to an effective tax rate of 25.5%, or an expense of $5.4 million and 19.3% or an expense of $10.3 million, respectively, for the corresponding prior year periods. The rate includes the tax impact of certain discrete items including changes of tax status of certain of our legal entities. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes, legal entity status changes, and a reserve for unrecognized tax benefits. Our state tax provision represents taxes in the jurisdictions of Indiana and Louisiana as well as the city jurisdictions in Missouri, where we have no valuation allowance.

The Spin-Off described in Note 2, “Spin-Off, Merger and Master Lease Financing Obligation” was a taxable transaction. A gain was recognized for tax purposes and the tax bases of the operating assets were stepped up to fair market value at the time of the transaction. Pursuant to ASC 740, Income Taxes, the tax impact directly related to the transaction amongst shareholders was recorded to equity, consistent with the overall accounting treatment of the transaction. All changes in tax bases of assets and liabilities caused by the transactions were recorded to additional paid-in capital.

As previously noted, the failed sale-leaseback is accounted for as a financial obligation. As a result, the gaming facilities are presented on the Company’s unaudited Condensed Consolidated Balance Sheets at historical cost, net of accumulated depreciation, and the financing obligation is recognized and amortized over the lease term. For federal and state income tax purposes, the Spin-Off and the subsequent leaseback of the gaming facilities is an operating lease. As such, the Company recognizes no tax bases in the leased gaming facilities, which creates basis differences that give rise to deferred taxes under ASC 740, Income Taxes.

Note 5—Employee Benefit Plans
Share-based Compensation: As of June 30, 2016, we had approximately 10.2 million share-based awards outstanding, including stock options, restricted stock units, performance stock units, and restricted stock, which are detailed below. Our 2016 Equity and Performance Incentive Plan has approximately 5.4 million share-based awards available for grant as of June 30, 2016.
As a result of the Spin-Off and Merger, each outstanding vested and non-vested share-based award granted by Former Pinnacle on or prior to July 16, 2015 (“Pre-July 2015 Former Pinnacle Awards”) were converted into a combination of (1) corresponding share-based awards of the Company, which will continue to vest on the same schedule as Pre-July 2015 Former Pinnacle Awards based on service with the Company and (2) adjusted Pre-July 2015 Former Pinnacle Awards, which immediately became fully-vested and settled in shares of GLPI common stock as a result of the Merger. The conversion of the Pre-July 2015 Former Pinnacle Awards, which included adjustments for exercise prices of stock options, were based on the relative common share value of the Company and Former Pinnacle immediately prior to the Spin-Off and Merger in order to preserve the same intrinsic value. As such, no significant incremental share-based compensation expense was or will be recorded as a result of this conversion. However, share-based compensation expense for the three and six months ended June 30, 2016 includes $22.6 million of incremental expense attributable to the accelerated vesting of adjusted Pre-July 2015 Former Pinnacle Awards, which were settled in shares of GLPI common stock.

Each of the outstanding share-based awards granted by Former Pinnacle after July 16, 2015 (“Post-July 2015 Former Pinnacle Awards”) were converted into share-based awards of the Company (“Post-July 2015 Company Awards”). The conversion to Post-July 2015 Company Awards included adjustments to the exercise prices for stock options and to the number of shares subject to share-based awards in order to preserve the same intrinsic value at the time of the Spin-Off and Merger. As such, no significant incremental share-based compensation expense was or will be recorded as a result of this conversion. The Post-July 2015 Company Awards will continue to vest on the same schedule as the Post-July 2015 Former Pinnacle Awards based on service with the Company.
We recorded share-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

	(in millions)
Share-based compensation expense	$25.7	$4.8	$30.1	$8.9

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Former Pinnacle options outstanding as of January 1, 2016	5,375,476	$16.04
Granted	—	$—
Exercised	(14,405)	$14.90
Canceled or forfeited	(2,675)	$23.23
Former Pinnacle options outstanding as of April 28, 2016	5,358,396	$16.04
Conversion related to the Spin-Off and Merger
Conversion of Former Pinnacle options outstanding as of April 28, 2016	(5,358,396)	$16.04
Converted Pinnacle options outstanding as of April 28, 2016	5,839,044	$5.23
Post Spin-Off and Merger activities
Granted	1,038,945	$11.47
Exercised	(52,932)	$6.25
Canceled or forfeited	(87,176)	$8.39
Options outstanding as of June 30, 2016	6,737,881	$6.14
Options exercisable as of June 30, 2016	4,112,182	$3.95
Expected to vest as of June 30, 2016	2,206,416	$9.63

The unamortized compensation costs not yet expensed related to stock options totaled approximately $8.0 million as of June 30, 2016. The weighted average period over which the costs are expected to be recognized is approximately two years. The aggregate amount of cash we received from the exercise of stock options was $0.4 million and $6.5 million for the three months ended June 30, 2016, and 2015, respectively. The associated shares were newly issued common stock. The following information is provided for our stock options:

	For the six months ended June 30,
	2016	2015
Weighted-average grant date fair value	$4.05	$9.44

Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Former Pinnacle non-vested as of January 1, 2016	1,311,423	$25.16
Granted	5,505	$32.78
Vested	(48,129)	$26.16
Canceled or forfeited	(4,818)	$28.46
Former Pinnacle non-vested as of April 28, 2016	1,263,981	$25.14
Conversion related to the Spin-Off and Merger
Conversion of Former Pinnacle non-vested units as of April 28, 2016	(1,263,981)	$25.14
Converted Pinnacle non-vested units as of April 28, 2016	1,811,186	$8.38
Post Spin-Off and Merger activities
Granted	997,401	$11.50
Vested	(105,882)	$6.20
Canceled or forfeited	(108,150)	$8.11
Non-vested as of June 30, 2016	2,594,555	$9.67

The unamortized compensation costs not yet expensed related to non-vested restricted stock units, totaled approximately $20.2 million as of June 30, 2016. The weighted average period over which the costs are expected to be recognized is approximately two years.

Performance Stock Units: The following table summarizes information related to our performance stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Former Pinnacle non-vested as of January 1, 2016	408,228	$23.23
Granted	—	$—
Canceled or forfeited	—	$—
Former Pinnacle non-vested as of April 28, 2016	408,228	$23.23
Conversion related to the Spin-Off and Merger
Conversion of Former Pinnacle non-vested units as of April 28, 2016	(408,228)	$23.23
Converted Pinnacle non-vested units as of April 28, 2016	408,228	$6.87
Post Spin-Off and Merger activities
Granted	—	$—
Canceled or forfeited	(18,459)	$6.70
Non-vested as of June 30, 2016	389,769	$6.88

Restricted Stock: During the second quarter of 2016, the Company granted performance-based restricted stock awards, subject to certain market vesting conditions. The grant-date fair value of the awards was determined using the Monte Carlo simulation. The following table summarizes information related to our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2016	—	$—
Granted	345,620	$14.24
Canceled or forfeited	—	$—
Non-vested as of June 30, 2016	345,620	$14.24

Note 6—Write-downs, Reserves and Recoveries, Net

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

	(in millions)
Loss (gain) on disposals of long-lived assets, net	$4.2	$(7.5)	$6.9	$(7.2)
Impairment of long-lived assets	—	0.2	0.2	3.0
Other	0.6	(0.7)	0.5	(0.7)
Write-downs, reserves and recoveries, net	$4.8	$(8.0)	$7.6	$(4.9)

Loss (gain) on disposals of long-lived assets, net: During the three and six months ended June 30, 2016 and 2015, we recorded net losses of $4.2 million, $6.9 million, $0.9 million, and $1.2 million, respectively, related primarily to disposals of furniture, fixtures and equipment at our properties in the normal course of business. Additionally, during the three and six months ended June 30, 2015, we recorded a gain on the sale of land in Springfield, Massachusetts of $8.4 million.

Impairment of long-lived assets: During the three and six months ended June 30, 2016 and 2015, we recorded non-cash impairments on slot and other equipment at our properties. Additionally, during the six months ended June 30, 2015, we recorded a $2.6 million non-cash impairment of our land in Central City, Colorado to reduce the carrying amount of the asset to its estimated fair value less cost to sell.

Note 7—Goodwill and Other Intangible Assets

The Spin-Off and Merger transactions, which closed on April 28, 2016, represented a significant financial restructuring event that increased our cash flow obligations in connection with the Master Lease, which we concluded represented an indicator that impairment may exist on our goodwill and other intangible assets. As a result, we have performed a preliminary impairment assessment on goodwill and completed impairment assessments on gaming licenses and trade names. As a result of these impairment assessments, for the three and six months ended June 30, 2016, we recognized non-cash impairments to goodwill, gaming licenses and trade names totaling $332.9 million, $68.5 million and $61.0 million, respectively.
The non-cash impairment to goodwill recognized in the second quarter 2016 represents our best estimate based on the work that has been performed as of the date of this filing. We expect to complete the preliminary impairment assessment on goodwill during the third quarter 2016. Our fair value estimates are based on assumptions that are subject to inherent uncertainty. Therefore, no assurance can be provided that no material adjustment to the preliminary estimate will be required after the analysis is finalized. Following completion of the analysis, we will adjust our preliminary estimate, if necessary, and record any required adjustment in our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016.
The gaming license impairments pertained to our Midwest segment and the trade name impairments related to our Midwest, South and West segments, in the amounts of $35.3 million, $22.2 million and $3.5 million, respectively.
The estimated fair values of the reporting units, gaming licenses and trade names were determined by using discounted cash flow models, which utilized Level 3 inputs. These impairment charges are included in “Impairment of goodwill” and “Impairment of other intangible assets,” as appropriate, in our unaudited Condensed Consolidated Statements of Operations.

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements of other indefinite-lived intangible assets as of the valuation date:

	Fair Value as of 4/28/16 (in millions)	Valuation Technique	Unobservable Input	Range or Amount
Gaming Licenses	$302.0	Discounted cash flow	Discount rate	8.8% - 17.5%
			Long-term revenue growth rate	2.0%
Trade Names	$125.5	Discounted cash flow	Discount rate	14.9% - 15.1%
			Long-term revenue growth rate	2.0%
			Pre-tax royalty rate	1.5% - 1.8%
The following table presents a summary of fair value measurements by level for the goodwill and other indefinite-lived intangible assets measured at fair value on a nonrecurring basis in the unaudited Condensed Consolidated Balance Sheets:

		Fair Value Measurements Using:
	Total Fair Value as of April 28, 2016	Level 1	Level 2	Level 3	Total Impairment

	(in millions)
Assets:
Goodwill	$120.8	$—	$—	$120.8	$332.9
Gaming licenses	$302.0	$—	$—	$302.0	$68.5
Trade names	$125.5	$—	$—	$125.5	$61.0
During the three and six months ended June 30, 2015, we determined that there was an indication of impairment on the intangible assets of Pinnacle Retama Partners, LLC, (“PRP”) due to the lack of legislative progress and on-going negative operating results at Retama Park Racetrack. As a result, we recognized non-cash impairments of the goodwill of PRP and the Retama Park Racetrack license of $3.3 million and $5.0 million, respectively, which fully impaired these intangible assets. These impairment charges are included in “Impairment of goodwill” and “Impairment of other intangible assets,” as appropriate, in our unaudited Condensed Consolidated Statements of Operations. The estimated fair values of the reporting unit and the license were determined by using probability-weighted discounted cash flow models, which utilized Level 3 inputs.

The following tables set forth changes in the carrying amount of goodwill and other intangible assets:

	June 30, 2016
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net

		(in millions)
Goodwill:
Midwest segment	Indefinite	$586.9	$—	$(136.1)	$450.8
South segment	Indefinite	248.3	—	(157.7)	90.6
West segment	Indefinite	78.2	—	(39.1)	39.1
Other	Indefinite	5.9	—	(4.7)	1.2
		919.3	—	(337.6)	581.7
Indefinite-lived Intangible Assets:
Gaming licenses	Indefinite	318.6	—	(127.1)	191.5
Trade names	Indefinite	187.2	—	(61.7)	125.5
		505.8	—	(188.8)	317.0
Amortizing Intangible Assets:
Player relationships	3.5	75.1	(51.3)	(0.7)	23.1
Favorable leasehold interests	29.5	4.4	(0.4)	—	4.0
		79.5	(51.7)	(0.7)	27.1
Total Goodwill and Other Intangible Assets		$1,504.6	$(51.7)	$(527.1)	$925.8

	December 31, 2015
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net

		(in millions)
Goodwill:
Midwest segment	Indefinite	$586.9	$—	$—	$586.9
South segment	Indefinite	248.3	—	—	248.3
West segment	Indefinite	78.2	—	—	78.2
Other	Indefinite	5.9	—	(4.7)	1.2
		919.3	—	(4.7)	914.6
Indefinite-lived Intangible Assets:
Gaming licenses	Indefinite	318.6	—	(58.6)	260.0
Trade names	Indefinite	187.2	—	(0.7)	186.5
Racing license	Indefinite	5.0	—	(5.0)	—
		510.8	—	(64.3)	446.5
Amortizing Intangible Assets:
Player relationships	4.0	75.1	(45.5)	(0.7)	28.9
Favorable leasehold interests	30.0	4.4	(0.3)	—	4.1
		79.5	(45.8)	(0.7)	33.0
Total Goodwill and Other Intangible Assets		$1,509.6	$(45.8)	$(69.7)	$1,394.1

Note 8—Investment and Acquisition Activities

Acquisition of the Meadows Business: On March 29, 2016, we entered into a purchase agreement (the “Purchase Agreement”) with GLP Capital, L.P. (“GLPC”), a subsidiary of GLPI, pursuant to which we will acquire the Meadows located in Washington County, Pennsylvania for total consideration of approximately $138 million, subject to closing and working capital adjustments. Following the close of the transaction, we will own and operate the Meadows’ gaming entertainment and harness racing business subject to a triple-net lease of its underlying real property with GLPI (the “Meadows Lease”).

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

Equity Method Investment: We have invested in a land re-vitalization project in downtown St. Louis, which is accounted for under the equity method and included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2016, our proportional share of the investment's losses totaled $0.1 million. As of June 30, 2016, and December 31, 2015, the carrying amount of this investment was $1.6 million and $1.7 million, respectively.

Retama Park Racetrack: We hold 75.5% of the equity of PRP and consolidate the accounts of PRP in our unaudited Condensed Consolidated Financial Statements. As of June 30, 2016, PRP held $14.9 million in promissory notes issued by Retama Development Corporation (“RDC”), a local government corporation of the City of Selma, Texas, and $11.3 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and local government corporation bonds, which are included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets, have long-term contractual maturities and are collateralized by the assets of the Retama Park Racetrack. The contractual terms of the promissory notes include interest payments due at maturity; however, we have not recorded accrued interest because uncertainty exists as to RDC’s ability to make the interest payments. We have the positive intent and ability to hold the local government corporation bonds to maturity and until the amortized cost basis is recovered.

Note 9—Discontinued Operations and Assets Held for Sale

Assets held for sale are measured at the lower of carrying amount or estimated fair value less cost to sell. The results of operations of a component or group of components that has either been disposed of or is classified as held for sale is included in discontinued operations when certain criteria are met. During the three and six months ended June 30, 2016 and 2015, income before income taxes reported in discontinued operations was $0.3 million, $0.4 million, $5.1 million, and $5.4 million, respectively. The fair value of the assets to be sold was determined using a market approach using Level 2 inputs, as defined in Note 1, “Organization and Summary of Significant Accounting Policies.”

Central City, Colorado: In March 2016, we completed the sale of approximately two acres of land in Central City, Colorado, which had a carrying amount of $0.3 million, for cash consideration of $0.3 million. This land was classified as held for sale as of December 31, 2015. During the six months ended June 30, 2015, in order to reduce the carrying amount of this land to its estimated fair value less cost to sell, we recorded a $2.6 million non-cash impairment charge, which is included in “Write-downs, reserves and recoveries, net” in our unaudited Condensed Consolidated Statements of Operations.

Ameristar Lake Charles: In July 2013, we entered into an agreement to sell all of the equity interests of our subsidiary, which was constructing the Ameristar Lake Charles development project. In November 2013, we closed the sale of the equity interests of our subsidiary. We received approximately $209.8 million in cash consideration and $10.0 million in deferred consideration in the form of a note receivable from the buyer, which was collected in July 2016.
Total assets for entities and operations classified as held for sale are summarized as follows:

	June 30, 2016	December 31, 2015

	(in millions)
Assets:
Land, buildings, vessels and equipment, net	$—	$0.3
Other assets, net	9.9	9.6
Total assets	$9.9	$9.9

Note 10—Commitments and Contingencies

Self-Insurance: We self-insure various levels of general liability, workers’ compensation, and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. As of June 30, 2016 and December 31, 2015, we had total self-insurance accruals of $25.7 million and $25.5 million, respectively, which are included in “Total current liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (the “IDR”) commenced an examination of our Indiana income tax filings for the years 2005, 2006, and 2007. In 2010, we received a proposed assessment in the amount of $7.3 million, excluding interest and penalties. We filed a protest requesting abatement of all taxes, interest and penalties and had two hearings with the IDR where we provided additional facts and support. At issue was whether income and gains from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment. In April 2012, we received a supplemental letter of findings from the IDR that denied our protest on most counts. In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter our judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. In June 2012, we filed a tax appeal petition with the Indiana Tax Court (the “ITC”) to set aside the final assessment. In August 2013, we filed a motion for partial summary judgment on the 1999 Hollywood Park sale asking the court to grant summary judgment in our favor based on the technical merit of Indiana tax law. In January 2014, oral arguments were heard at the ITC regarding our motion for summary judgment. In June 2015, the ITC denied our motion for summary judgment and set the case for trial. In April 2016, we entered into a settlement agreement with the IDR, which did not have a material effect on our unaudited Condensed Consolidated Financial Statements.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 11—Segment Information
We view each of our operating properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services provided, the regulatory environments in which they operate, and their management and reporting structure. We have aggregated our operating segments into three reportable segments based on the similar characteristics of the operating segments within the regions in which they operate: Midwest, South and West. Corporate expenses and other is included in the following segment disclosures to reconcile to consolidated results.
We use Consolidated Adjusted EBITDAR (as defined below) and Adjusted EBITDAR (as defined below) for each segment to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDAR for each segment and reconciles Consolidated Adjusted EBITDAR to Income (loss) from continuing operations for the three and six months ended June 30, 2016 and 2015.

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

	(in millions)
Revenues:
Midwest segment (a)	$318.8	$322.9	$647.3	$636.8
South segment (a)	188.2	200.5	381.9	404.1
West segment (a)	57.8	57.2	114.4	110.9
	564.8	580.6	1,143.6	1,151.8
Corporate and other (c)	1.4	1.4	2.6	3.0
Total revenues	$566.2	$582.0	$1,146.2	$1,154.8
Adjusted EBITDAR (b):
Midwest segment (a)	$98.7	$96.0	$206.1	$196.8
South segment (a)	57.8	59.0	122.5	126.5
West segment (a)	21.6	20.1	42.6	40.7
	178.1	175.1	371.2	364.0
Corporate expenses and other (c)	(21.1)	(20.8)	(41.8)	(40.0)
Consolidated Adjusted EBITDAR (b)	157.0	154.3	329.4	324.0
Other benefits (costs):
Depreciation and amortization	(54.0)	(61.9)	(108.1)	(129.7)
Pre-opening, development and other costs	(44.0)	(6.1)	(49.4)	(7.7)
Non-cash share-based compensation expense	(25.7)	(4.8)	(30.1)	(8.9)
Impairment of goodwill	(332.9)	(3.3)	(332.9)	(3.3)
Impairment of other intangible assets	(129.5)	(5.0)	(129.5)	(5.0)
Write-downs, reserves and recoveries, net	(4.8)	8.0	(7.6)	4.9
Interest expense, net	(85.0)	(60.0)	(144.8)	(121.1)
Loss from equity method investment	(0.1)	—	(0.1)	(0.1)
Loss on early extinguishment of debt	(5.2)	—	(5.2)	—
Income tax benefit (expense)	35.0	(5.4)	30.0	(10.3)
Income (loss) from continuing operations	$(489.2)	$15.8	$(448.3)	$42.8

	For the six months ended June 30,
	2016	2015

	(in millions)
Capital expenditures:
Midwest segment (a)	$24.1	$22.8
South segment (a)	15.5	12.0
West segment (a)	5.0	3.6
Corporate and other, including development projects	3.0	3.3
	$47.6	$41.7

(a)	See Note 1, “Organization and Summary of Significant Accounting Policies,” for listing of properties included in each segment.

(b)
We define Consolidated Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest, discontinued operations and rent expense associated with the anticipated Meadows Lease with GLPI, which the Company anticipates will be accounted for as an operating lease. Consequently, the Company is altering the format of its presentation from EBITDA to EBITDAR prospectively for the anticipated closing of that transaction during the third quarter of 2016. We define Adjusted EBITDAR for each reportable segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, discontinued operations and rent expense associated with the anticipated Meadows Lease with GLPI. We define Adjusted EBITDAR margin as Adjusted EBITDAR for the segment divided by segment revenues. We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDAR and Adjusted EBITDAR have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDAR and Adjusted EBITDAR are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, Consolidated Adjusted EBITDAR approximates the measures used in the debt covenants within the Company's debt agreements. Consolidated Adjusted EBITDAR and Adjusted EBITDAR do not include depreciation or interest expense and, therefore, do not reflect current or future capital expenditures or the cost of capital. Consolidated Adjusted EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDAR and Adjusted EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(c)
Corporate and other includes revenues from Retama Park Racetrack (which we manage) and the Heartland Poker Tour. Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Corporate expenses that are directly attributable to a property are allocated to each applicable property. All other costs incurred relating to the management and consulting services provided by corporate headquarters to the properties are allocated to those properties based on their respective share of the monthly consolidated net revenues in the form of a management fee. The corporate management fee is excluded in the calculation of segment Adjusted EBITDAR and is completely eliminated in any consolidated financial results. Other includes expenses relating to the management of Retama Park Racetrack and the operation of Heartland Poker Tour.

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

EXECUTIVE SUMMARY

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment businesses. References to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates. References to “Former Pinnacle” refer to Pinnacle Entertainment, Inc. prior to the Spin-Off and Merger (as such terms are defined below).

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

We own and operate gaming entertainment businesses, all of which include gaming, food and beverage, and retail facilities, and most of which include hotel and resort amenities. Our operating results are highly dependent on the volume of customers at our properties, which, in turn, affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our properties generate significant operating cash flow. Our industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to satisfy our obligations under the Master Lease (as defined below), pay interest, repay debt, and fund maintenance capital expenditures.

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

On April 28, 2016, Former Pinnacle completed the transactions under the terms of a definitive agreement (the “Merger Agreement”) with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust. Pursuant to the terms of the Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into the Company, a newly formed subsidiary, and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of the Company (such distribution referred to as the “Spin-Off”). As a result, Former Pinnacle stockholders received one share of the Company's common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), then merged with and into Former Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI. The Company was renamed Pinnacle Entertainment, Inc. immediately following the Merger.

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

Following the Spin-Off and Merger, we operate our gaming businesses under a triple-net master lease agreement for the facilities acquired by GLPI (the “Master Lease”). The Master Lease has an initial term of 10 years with five subsequent, five-year renewal periods at our option. The Company will pay initial annual rent of $377 million to GLPI.

On March 29, 2016, we entered into a purchase agreement (the “Purchase Agreement”) with GLP Capital, L.P. (“GLPC”), a subsidiary of GLPI, pursuant to which we will acquire The Meadows Racetrack and Casino (the “Meadows”) located in Washington County, Pennsylvania for total consideration of approximately $138 million, subject to closing and working capital adjustments. Following the close of the transaction, we will own and operate the Meadows’ gaming entertainment and harness racing business subject to a triple-net lease of its underlying real property with GLPI (the “Meadows Lease”).

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and six months ended June 30, 2016 and 2015. As discussed in Note 11, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDAR. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 11, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDAR (defined below) for each segment and reconciles Consolidated Adjusted EBITDAR (defined below) and Consolidated Adjusted EBITDA, net of Lease Payments (as defined below) to Income (loss) from continuing operations in accordance with U.S. GAAP.

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

	(in millions)
Revenues:
Midwest segment (a)	$318.8	$322.9	$647.3	$636.8
South segment (a)	188.2	200.5	381.9	404.1
West segment (a)	57.8	57.2	114.4	110.9
	564.8	580.6	1,143.6	1,151.8
Corporate and other (c)	1.4	1.4	2.6	3.0
Total revenues	$566.2	$582.0	$1,146.2	$1,154.8
Adjusted EBITDAR (b):
Midwest segment (a)	$98.7	$96.0	$206.1	$196.8
South segment (a)	57.8	59.0	122.5	126.5
West segment (a)	21.6	20.1	42.6	40.7
	178.1	175.1	371.2	364.0
Corporate expenses and other (c)	(21.1)	(20.8)	(41.8)	(40.0)
Consolidated Adjusted EBITDAR (b)	157.0	154.3	329.4	324.0
Lease Payments (d)	(66.1)	—	(66.1)	—
Consolidated Adjusted EBITDA, net of Lease Payments (d)	90.9	154.3	263.3	324.0
Other benefits (costs) and adjustments:
Lease Payments (d)	66.1	—	66.1	—
Depreciation and amortization	(54.0)	(61.9)	(108.1)	(129.7)
Pre-opening, development and other costs	(44.0)	(6.1)	(49.4)	(7.7)
Non-cash share-based compensation expense	(25.7)	(4.8)	(30.1)	(8.9)
Impairment of goodwill	(332.9)	(3.3)	(332.9)	(3.3)
Impairment of other intangible assets	(129.5)	(5.0)	(129.5)	(5.0)
Write-downs, reserves and recoveries, net	(4.8)	8.0	(7.6)	4.9
Interest expense, net	(85.0)	(60.0)	(144.8)	(121.1)
Loss from equity method investment	(0.1)	—	(0.1)	(0.1)
Loss on early extinguishment of debt	(5.2)	—	(5.2)	—
Income tax benefit (expense)	35.0	(5.4)	30.0	(10.3)
Income (loss) from continuing operations	$(489.2)	$15.8	$(448.3)	$42.8

(a)	See “Executive Summary” section for listing of properties included in each segment.

(b)
We define Consolidated Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest, discontinued operations and rent expense associated with the anticipated Meadows Lease with GLPI, which the Company anticipates will be accounted for as an operating lease. Consequently, the Company is altering the format of its presentation from EBITDA to EBITDAR prospectively for the anticipated closing of that transaction during the third quarter of 2016. We define Adjusted EBITDAR for each reportable segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, discontinued operations and rent expense associated with the anticipated Meadows Lease with GLPI. We define Adjusted EBITDAR margin as Adjusted EBITDAR for the segment divided by segment revenues. We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDAR and Adjusted EBITDAR have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDAR and Adjusted EBITDAR are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, Consolidated Adjusted EBITDAR approximates the measures used in the debt covenants within the Company's debt agreements. Consolidated Adjusted EBITDAR and Adjusted EBITDAR do not include depreciation or interest expense and, therefore, do not reflect current or future capital expenditures or the cost of capital. Consolidated Adjusted EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDAR and Adjusted EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(c)
Corporate and other includes revenues from Retama Park Racetrack (which we manage) and the Heartland Poker Tour. Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Corporate expenses that are directly attributable to a property are allocated to each applicable property. All other costs incurred relating to the management and consulting services provided by corporate headquarters to the properties are allocated to those properties based on their respective share of the monthly consolidated net revenues in the form of a management fee. The corporate management fee is excluded in the calculation of segment Adjusted EBITDAR and is completely eliminated in any consolidated financial results. Other includes expenses relating to the management of Retama Park Racetrack and the operation of Heartland Poker Tour.

(d)
Consolidated Adjusted EBITDA, net of Lease Payments is defined as Consolidated Adjusted EBITDAR (as defined in footnote b above), net of Lease Payments. The Company defines Lease Payments as cash rent payments made to GLPI for the Master Lease, and prospectively following the completion of the transaction and execution of the Meadows Lease, cash rent payments made to GLPI for the Meadows Lease. We believe that Consolidated Adjusted EBITDA, net of Lease Payments is a useful measure to compare operating results between accounting periods. In addition, Consolidated Adjusted EBITDA, net of Lease Payments is a useful measure for investors because it is an indicator of the performance of ongoing business operations after incorporating the cash flow obligations associated with the Master Lease and, prospectively, the Meadows Lease. Consolidated Adjusted EBITDA, net of Lease Payments should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDA, net of Lease Payments may be different from the calculation methods used by other companies and, therefore, comparability may be limited. The Master Lease is accounted for as a financing obligation. Total cash payments under the Master Lease, which commenced on April 28, 2016, were $66.1 million for both the three and six months ended June 30, 2016, of which, $58.3 million was recognized as interest expense and $7.8 million reduced the financing obligation.

Consolidated Overview

Total revenues for the three and six months ended June 30, 2016 were $566.2 million and $1.1 billion, respectively, representing year over year decreases of $15.8 million, or 2.7%, and $8.6 million, or 0.7%, respectively. For the three and six months ended June 30, 2016, loss from continuing operations was $489.2 million and $448.3 million, respectively. For the three and six months ended June 30, 2016, loss from continuing operations was negatively impacted by non-cash impairments to goodwill, gaming licenses and trade names totaling $332.9 million, $68.5 million and $61.0 million, respectively.

Consolidated Adjusted EBITDAR was $157.0 million, an increase of $2.7 million, or 1.7%, year over year, for the three months ended June 30, 2016 and was $329.4 million for the six months ended June 30, 2016, an increase of $5.4 million, or 1.7%. For the three and six months ended June 30, 2016, Consolidated Adjusted EBITDAR was negatively impacted by lost business volume at L’Auberge Lake Charles due to persistent rain and regional flooding and adjustments to legal reserves.

Total revenues for the three and six months ended June 30, 2015 were $582.0 million and $1.2 billion, respectively. For the three and six months ended June 30, 2015, income from continuing operations was $15.8 million and $42.8 million, respectively. Consolidated Adjusted EBITDAR for the three months ended June 30, 2015 was negatively impacted by $0.6 million of cost related to the L’Auberge Lake Charles retention program and from repair costs and lost business volume related to flooding of the Red River in Bossier City. For the six months ended June 30, 2015, Consolidated Adjusted EBITDAR benefited from a $3.6 million refund received on disputed vendor payments in the first quarter of 2015, partially offset by $1.4 million in costs related to the L’Auberge Lake Charles retention program and by repair costs and lost business volume related to the flooding of the Red River in Bossier City.

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
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding the cost of providing such benefits, breakage rates, and the mixture of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce different results. As of June 30, 2016 and December 31, 2015, we had accrued $24.9 million and $25.4 million, respectively, for the estimated cost of providing mychoice benefits.

Segment comparison of the three and six months ended June 30, 2016 and 2015

Midwest Segment

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015

	(in millions)			(in millions)
Gaming revenues	$288.3	$291.7	(1.2)%	$586.4	$577.3	1.6%
Total revenues	318.8	322.9	(1.3)%	647.3	636.8	1.6%
Operating income (loss)	(173.9)	62.4	NM	(95.8)	128.2	NM
Adjusted EBITDAR	98.7	96.0	2.8%	206.1	196.8	4.7%
NM - Not Meaningful

In the Midwest segment, total revenues decreased by $4.1 million, or 1.3% year over year, to $318.8 million during the second quarter of 2016. Operating loss for the second quarter of 2016 was $173.9 million as compared to operating income of $62.4 million in the prior year period. Adjusted EBITDAR increased by $2.7 million, or 2.8% year over year, to $98.7 million during the second quarter of 2016. Adjusted EBITDAR margin was 31.0%, an increase of 130 basis points year over year.

For the three and six months ended June 30, 2016, the Midwest segment operating results benefited from strong performance at Belterra Park, where gaming volumes continue to ramp up and additional cost efficiencies are realized. Additionally, River City, Ameristar Council Bluffs and Belterra contributed to the strong performance in Adjusted EBITDAR, largely through operational efficiencies. The Midwest segment operating results for the three and six months ended June 30, 2016 were negatively impacted by lost business volume at Ameristar St. Charles due primarily to major Interstate 70 interchange construction that impeded access to the property. In addition, we recorded $239.9 million of non-cash impairment to goodwill and other intangible assets as a result of the Spin-Off and Merger, which resulted in operating losses for the three and six months ended June 30, 2016.

For the three and six months ended June 30, 2015, the Midwest segment results were primarily driven by particularly strong operating results at our Ameristar St. Charles, River City, and Ameristar Kansas City properties. In addition to these same store increases, our Belterra Park property, which opened in May 2014, contributed to year over year net revenue and Adjusted EBITDAR growth in the segment.

South Segment

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015

	(in millions)			(in millions)
Gaming revenues	$168.8	$179.6	(6.0)%	$343.9	$363.2	(5.3)%
Total revenues	188.2	200.5	(6.1)%	381.9	404.1	(5.5)%
Operating income (loss)	(141.4)	37.9	NM	(98.5)	82.3	NM
Adjusted EBITDAR	57.8	59.0	(2.0)%	122.5	126.5	(3.2)%
NM - Not Meaningful

In the South segment, total revenues decreased by $12.3 million, or 6.1% year over year, to $188.2 million during the second quarter of 2016. Operating loss for the second quarter of 2016 was $141.4 million as compared to operating income of $37.9 million in the prior year period. Adjusted EBITDAR decreased by $1.2 million, or 2.0% year over year, to $57.8 million during the second quarter of 2016. Adjusted EBITDAR margin was 30.7%, an increase of 130 basis points year over year.

For the three and six months ended June 30, 2016, the South segment operating results benefited by strong operating performance at L’Auberge Baton Rouge, which continues to experience revenue growth while further refining its cost structure in its fourth year of operations. South segment operating results for the three and six months ended June 30, 2016 were negatively impacted by lost business volume at L’Auberge Lake Charles due to persistent rain and regional flooding, which has impeded visitation to the property. In addition, we recorded $179.9 million of non-cash impairment to goodwill and other intangible assets as a result of the Spin-Off and Merger, which resulted in operating losses for the three and six months ended June 30, 2016.

For the three months ended June 30, 2015, the South segment’s results were negatively impacted by $0.6 million in costs related to the L’Auberge Lake Charles retention program and by repair costs and lost business volume related to the flooding of the Red River in Bossier City. For the six months ended June 30, 2015, the South segment’s results were negatively impacted by a $1.4 million in costs related to the L’Auberge Lake Charles retention program and by repair costs and lost business volume related to the flooding of the Red River in Bossier City and benefited by $1.3 million from a refund received on disputed vendor payments.

West Segment

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015

	(in millions)			(in millions)
Gaming revenues	$48.6	$48.1	1.0%	$96.3	$93.1	3.4%
Total revenues	57.8	57.2	1.0%	114.4	110.9	3.2%
Operating income (loss)	(26.3)	13.1	NM	(10.6)	26.9	NM
Adjusted EBITDAR	21.6	20.1	7.5%	42.6	40.7	4.7%
NM - Not Meaningful

In the West segment, total revenues increased by $0.6 million, or 1.0% year over year, to $57.8 million during the second quarter of 2016. Operating loss for the second quarter of 2016 was $26.3 million as compared to operating income of $13.1 million in the prior year period. Adjusted EBITDAR increased by $1.5 million, or 7.5% year over year, to $21.6 million during the second quarter of 2016. Adjusted EBITDAR margin was 37.4%, an increase of 230 basis points year over year.

For the three and six months ended June 30, 2016, the West segment performance was driven by strong year over year increases in total revenues and Adjusted EBITDAR at the Jackpot Properties due primarily to the opening of the newly renovated buffet at Cactus Petes in April 2016 and continued operational efficiencies at Ameristar Black Hawk. We recorded $42.6 million of non-cash impairment to goodwill and other intangible assets as a result of the Spin-Off and Merger, which resulted in operating losses for the three and six months ended June 30, 2016.

For the three and six months ended June 30, 2015, the West segment’s operating performance was positively impacted by revenue growth and operational efficiency at Ameristar Black Hawk, and a focus on expense discipline at the Jackpot Properties.

Other factors affecting income (loss) from continuing operations
The following is a description of the other benefits (costs) affecting income (loss) from continuing operations for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015

	(in millions)			(in millions)
Other benefits (costs):
Corporate expenses and other	$(21.1)	$(20.8)	1.4%	$(41.8)	$(40.0)	4.5%
Depreciation and amortization	(54.0)	(61.9)	(12.8)%	(108.1)	(129.7)	(16.7)%
Pre-opening, development and other costs	(44.0)	(6.1)	NM	(49.4)	(7.7)	NM
Share-based compensation expense	(25.7)	(4.8)	NM	(30.1)	(8.9)	NM
Impairment of goodwill	(332.9)	(3.3)	NM	(332.9)	(3.3)	NM
Impairment of other intangible assets	(129.5)	(5.0)	NM	(129.5)	(5.0)	NM
Write-downs, reserves and recoveries, net	(4.8)	8.0	NM	(7.6)	4.9	NM
Loss from equity method investment	(0.1)	—	NM	(0.1)	(0.1)	—%
Loss on early extinguishment of debt	(5.2)	—	NM	(5.2)	—	NM
Interest expense, net	(85.0)	(60.0)	41.7%	(144.8)	(121.1)	19.6%
Income tax benefit (expense)	35.0	(5.4)	NM	30.0	(10.3)	NM
NM - Not Meaningful

Corporate expenses and other is principally comprised of corporate overhead expenses, the Heartland Poker Tour, and the Retama Park management operations. Corporate expenses and other increased by $0.3 million year over year to $21.1 million for the three months ended June 30, 2016 and increased by $1.8 million year over year to $41.8 million for the six months ended June 30, 2016. The increases are primarily attributable to adjustments to legal reserves during the three and six months ended June 30, 2016. In addition, the six months ended June 30, 2015, benefited from a $0.2 million refund received on disputed vendor payments.

Depreciation and amortization decreased for the three and six months ended June 30, 2016, as compared to the prior year periods, due primarily to the timing of certain equipment that became fully depreciated during 2015 and the accelerated method of amortization on player relationships intangible assets.

Pre-opening, development and other costs for the three and six months ended June 30, 2016 and 2015, consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

	(in millions)
Restructuring costs (1)	$43.2	$5.8	$46.8	$6.9
Meadows acquisition costs (2)	0.4	—	2.1	—
Other	0.4	0.3	0.5	0.8
Total pre-opening, development and other costs	$44.0	$6.1	$49.4	$7.7

(1)	Amounts comprised of costs associated with the Spin-Off and Merger.

(2)	Amounts comprised of costs associated with the Company’s acquisition of the Meadows business.

Share-based compensation expense for the three and six months ended June 30, 2016 increased as compared to the prior year periods primarily due to the accelerated vesting of share-based payment awards in the amount of $22.6 million, as a result of the Spin-Off and Merger.

Impairment of goodwill for the three and six months ended June 30, 2016 consists of a non-cash impairment charge of $332.9 million as a result of a preliminary impairment assessment. Given that the Spin-Off and Merger transactions represented a significant financial restructuring event that increased our cash flow obligations in connection with the Master Lease, we concluded that an indicator of impairment existed as of April 28, 2016, the closing date of the transactions. The impairment pertained to goodwill previously allocated to our Midwest, South and West segments in the amounts of $136.1 million, $157.7 million and $39.1 million, respectively.

The non-cash impairment to goodwill recognized in the second quarter 2016 represents our best estimate based on the work that has been performed as of the date of this filing and we expect to complete the preliminary impairment assessment on goodwill during the third quarter 2016. Our fair value estimates are based on assumptions that are subject to inherent uncertainty. Therefore, no assurance can be provided that no material adjustment to the preliminary estimate will be required after the analysis is finalized. Following completion of the analysis, we will adjust our preliminary estimate, if necessary, and record any required adjustment in our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016.

During the three and six months ended June 30, 2015, we recorded a non-cash impairment of $3.3 million to the goodwill of Pinnacle Retama Partners, LLC, which fully impaired the goodwill at this reporting unit.

Impairment of other intangible assets for the three and six months ended June 30, 2016 consists of non-cash impairment charges to gaming licenses and trade names, in the amounts of $68.5 million and $61.0 million, respectively. As a result of the Spin-Off and Merger, we concluded that an indicator of impairment existed as of April 28, 2016. The gaming license impairments pertained to our Midwest segment and the trade name impairments related to our Midwest, South and West segments, in the amounts of $35.3 million, $22.2 million and $3.5 million, respectively.

During the three and six months ended June 30, 2015, we recorded a non-cash impairment of $5.0 million, which fully impaired the Retama Park Racetrack license.

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

	(in millions)
Loss (gain) on disposals of long-lived assets, net	$4.2	$(7.5)	$6.9	$(7.2)
Impairment of long-lived assets	—	0.2	0.2	3.0
Other	0.6	(0.7)	0.5	(0.7)
Write-downs, reserves and recoveries, net	$4.8	$(8.0)	$7.6	$(4.9)

Loss (gain) on disposals of long-lived assets, net: During the three and six months ended June 30, 2016 and 2015, we recorded net losses of $4.2 million, $6.9 million, $0.9 million, and $1.2 million, respectively, related primarily to disposals of furniture, fixtures and equipment at our properties in the normal course of business. Additionally, during the three and six months ended June 30, 2015, we recorded a gain on the sale of land in Springfield, Massachusetts of $8.4 million.

Impairment of long-lived assets: During the three and six months ended June 30, 2016 and 2015, we recorded non-cash impairments on slot and other equipment at our properties. Additionally, during the six months ended June 30, 2015, we recorded a $2.6 million non-cash impairment of our land in Central City, Colorado to reduce the carrying amount of the asset to its estimated fair value less cost to sell.

Loss on equity method investment represents losses recognized for our allocable share of an investment in a land re-vitalization project in downtown St. Louis.

Loss on early extinguishment of debt relates to the repayment, in full, of the Former Senior Secured Credit Facilities (as defined in the “Liquidity and Capital Resources” section below). The loss included the write-off of unamortized debt issuance costs and original issuance discount.

Interest expense, net, consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

	(in millions)
Interest expense from financing obligation (1)	$58.3	$—	$58.3	$—
Interest expense from debt (2)	24.4	60.1	84.3	121.2
Interest income	(0.1)	(0.1)	(0.2)	(0.1)
Capitalized interest	(0.1)	—	(0.1)	—
Other (3)	2.5	—	2.5	—
Interest expense, net	$85.0	$60.0	$144.8	$121.1

(1)
Total cash payments under the Master Lease, which commenced on April 28, 2016, were $66.1 million for both the three and six months ended June 30, 2016, of which $58.3 million was recognized as interest expense and $7.8 million reduced the financing obligation.

(2)
Interest expense associated with the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes, and the 8.75% Notes, which were no longer obligations of the Company as of April 28, 2016, included in the three and six months ended June 30, 2016, was $16.8 million and $76.5 million, respectively.

(3)	Represents a one-time expense associated with the GLPI transaction.

For the three months and six months ended June 30, 2016, interest expense increased as compared to the prior year periods due principally to the interest expense incurred under our Master Lease financing obligation, which offset the decrease in interest expense incurred related to our debt borrowings.

For the three and six months ended June 30, 2016, excluding the amortization of debt issuance costs and original issuance discount/premium, interest expense was $81.8 million and $137.4 million, respectively, as compared to $59.1 million and $118.5 million for the three and six months ended June 30, 2015, respectively.

Income taxes
Our effective tax rate for continuing operations for the three and six months ended June 30, 2016, was 6.7%, or a benefit of $35.0 million, and 6.3% or a benefit of $30.0 million, respectively, as compared to an effective tax rate of 25.5%, or an expense of $5.4 million and 19.3% or an expense of $10.3 million, respectively, for the corresponding prior year periods. The rate includes the tax impact of certain discrete items including changes of tax status of certain of our legal entities. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes, legal entity status change, and a reserve for unrecognized tax benefits. Our state tax provision represents taxes in the jurisdictions of Indiana and Louisiana as well as the city jurisdictions in Missouri, where we have no valuation allowance.

The Spin-Off described in the “Executive Summary” was a taxable transaction. A gain was recognized for tax purposes and the tax bases of the operating assets were stepped up to fair market value at the time of the transaction. Pursuant to ASC 740, Income Taxes, the tax impact directly related to the transaction amongst shareholders was recorded to equity, consistent with the overall accounting treatment of the transaction. All changes in tax bases of assets and liabilities caused by the transactions were recorded to additional paid-in capital.

As previously noted, the failed sale-leaseback is accounted for as a financial obligation. As a result, the gaming facilities are presented on the Company’s unaudited Condensed Consolidated Balance Sheet at historical cost, net of accumulated depreciation, and the financing obligation is recognized and amortized over the lease term. For federal and state income tax purposes, the Spin-Off and the subsequent leaseback of the gaming facilities is an operating lease. As such, the Company recognizes no tax bases in the leased gaming facilities, which creates basis differences that give rise to deferred taxes under ASC 740, Income Taxes.
Discontinued operations

During the three and six months ended June 30, 2016 and 2015, income before income taxes reported in discontinued operations was $0.3 million, $5.1 million, $0.4 million, and $5.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we held $119.4 million of cash and cash equivalents. As of June 30, 2016, we had approximately $17.0 million drawn on our $400.0 million Revolving Credit Facility (as defined below) and had approximately $11.0 million committed under various letters of credit. During the six months ended June 30, 2016, we retired $21.0 million in aggregate principal amount of debt under the Senior Secured Credit Facilities (as defined below). The debt retired during the six months ended June 30, 2016 was accomplished principally with cash from operations as of December 31, 2015.

We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income (loss) due to large non-cash charges such as impairments to goodwill and other intangible assets and depreciation and amortization. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of development projects, and our compliance with covenants contained under our debt agreements.

	For the six months ended June 30,		Percentage change
	2016	2015	2016 vs. 2015

	(in millions)
Net cash provided by operating activities	$87.1	$186.0	(53.2)%
Net cash used in investing activities	$(47.9)	$(42.2)	13.5%
Net cash used in financing activities	$(83.8)	$(186.5)	(55.1)%
Operating Cash Flow
Our cash provided by operating activities for the six months ended June 30, 2016, as compared to the prior year period, decreased due primarily to interest payments made on the financing obligation of $58.3 million; expenses and other costs associated with the completion of the Spin-Off and Merger, including costs to obtain the financing; and the timing of payments and receipts of working capital items. Additionally, during the six months ended June 30, 2016, net cash payments related to income taxes were $4.3 million, as compared to the prior year period, in which we received $16.3 million of net cash refunds related to income taxes.
Investing Cash Flow

The following is a summary of our capital expenditures by segment:

	For the six months ended June 30,
	2016	2015

	(in millions)
Midwest segment	$24.1	$22.8
South segment	15.5	12.0
West segment	5.0	3.6
Corporate and other, including development projects	3.0	3.3
Total capital expenditures	$47.6	$41.7

In addition to our capital expenditures summarized above, we received approximately $0.3 million in net proceeds from the disposition of land in Central City, Colorado.

Our intention is to use existing cash resources, expected cash flows from operations and funds available under our Senior Secured Credit Facilities to fund operations, maintain existing properties, make necessary debt service payments, make necessary Master Lease payments, and fund any potential development projects. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible.

Our ability to borrow under our Senior Secured Credit Facilities is contingent upon, among other things, meeting customary financial and other covenants. If we are unable to borrow under our Senior Secured Credit Facilities, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, our ability to maintain our existing properties or complete our ongoing projects may be affected unless we sell assets, enter into leasing arrangements, or take other measures to find additional financial resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all.

On March 29, 2016, we entered into a Purchase Agreement with GLPC, a subsidiary of GLPI, pursuant to which we will acquire the Meadows located in Washington County, Pennsylvania for total consideration of approximately $138 million, subject to closing and working capital adjustments. Following the close of the transaction, we will own and operate the Meadows’ gaming entertainment and harness racing business subject to the Meadows Lease.

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

We may face significant challenges if conditions in the economy and financial markets worsen, the effect of which could adversely affect consumer confidence and the willingness of consumers to spend money on leisure activities. When economic conditions worsen, certain of our customers may curtail the frequency of their visits to our casinos and may reduce the amounts they wager and spend when compared to similar statistics in better economic times. All of these effects could have a material adverse effect on our liquidity.
Financing Cash Flow
Master Lease Financing Obligation
The Master Lease is accounted for as a financing obligation. The obligation was calculated at lease inception based on the future minimum lease payments due to GLPI under the Master Lease discounted at 10.5%. The discount rate represents the estimated incremental borrowing rate over the lease term of 35 years, which included renewal options that were reasonably assured of being exercised. As of April 28, 2016, the commencement date of the Master Lease, the financing obligation was determined to be $3.2 billion.
Fourteen of our fifteen gaming facilities are subject to the Master Lease with GLPI. Under the Master Lease, the initial annual aggregate rent payable is $377 million and rent is payable in monthly installments. The rent is comprised of base rent, which includes a land and a building component, and percentage rent. In the first year of the lease, the land base rent, the building base rent, and the percentage rent are $44 million, $289 million, and $44 million, respectively.
The land base rent is fixed for the entire lease term. Beginning in the second year of the lease, the building base rent is subject to an annual escalation of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Master Lease) of 1.8:1. The percentage rent, which is fixed for the first two years, will be adjusted every two years to establish a new fixed amount for the next two-year period. Each new fixed amount will be calculated by multiplying 4% by the difference between (i) the average net revenues for the trailing two-year period and (ii) $1.1 billion.
Total cash payments under the Master Lease, which commenced on April 28, 2016, were $66.1 million for both the three and six months ended June 30, 2016, of which $58.3 million was recognized as interest expense and $7.8 million reduced the financing obligation.
Financing in Connection with the Spin-Off and Merger
In connection with the Spin-Off and Merger, the Company made a dividend to Former Pinnacle in the amount of $808.4 million (the “Cash Payment”), which was equal to the amount of existing debt outstanding of Former Pinnacle as of April 28, 2016, less approximately $2.7 billion that GLPI assumed pursuant to the Merger Agreement. Immediately prior to the consummation of the Spin-Off and Merger, the August 2013 amended and restated credit agreement (“Former Senior Secured Credit Facilities”) was repaid in full and terminated and the 6.375% Senior Notes due 2021 (“6.375% Notes”), the 7.50% Senior Notes due 2021 (“7.50% Notes”) and the 7.75% Senior Subordinated Notes due 2022 (“7.75% Notes”) were redeemed. Former Pinnacle’s indenture governing its 8.75% Senior Subordinated Notes due 2020 (“8.75% Notes”) was redeemed on May

15, 2016. Following the consummation of the Spin-Off and Merger, the Company had no outstanding obligations under the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes.
On April 28, 2016 (the “Closing Date”), the Company completed its debt financings in connection with the Merger, consisting of (i) $375.0 million aggregate principal amount of 5.625% senior notes due 2024 (the “5.625% Notes”) and (ii) the credit agreement among the Company and certain lenders thereto (the “Credit Agreement”), comprised of (x) a $185.0 million term loan A facility with a maturity of five years (the “Term Loan A Facility”), (y) a $300.0 million term loan B facility with a maturity of seven years (the “Term Loan B Facility”) and (z) a $400.0 million revolving credit facility with a maturity of five years (the “Revolving Credit Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “Senior Secured Credit Facilities”).
The proceeds of the Senior Secured Credit Facilities, together with the proceeds of the 5.625% Notes were used on the Closing Date (i) to make the Cash Payment and (ii) to pay fees and expenses related to the issuance of the Senior Secured Credit Facilities and the 5.625% Notes. Proceeds from loans under the Revolving Credit Facility are used for working capital, to fund permitted dividends, distributions and acquisitions, for general corporate purposes and for any other purpose not prohibited by the Credit Agreement.

Senior Secured Credit Facilities

As of June 30, 2016, we had approximately $17.0 million drawn under the Revolving Credit Facility, $185.0 million of loans outstanding under the Term Loan A Facility, $262.0 million of loans outstanding under the Term Loan B Facility and had approximately $11.0 million committed under various letters of credit.

Loans under the Term Loan A Facility and Revolving Credit Facility initially bear interest at a rate per annum equal to, at our option, LIBOR plus 2.00% or the base rate plus 1.00% and, beginning in the fourth quarter of 2016, such loans will bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter. Loans under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, LIBOR plus 3.00% or the base rate plus 2.00% and in no event will LIBOR be less than 0.75%. In addition, we pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate that ranges from 0.30% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.

The Term Loan A Facility amortizes in equal quarterly amounts equal to a percentage of the original outstanding principal amount at closing as follows: (i) 5% per annum in the first two years, (ii) 7.5% per annum in the third year and (iii) 10% per annum in the fourth and fifth year. The remaining principal amount is payable on April 28, 2021. The Term Loan B Facility amortizes in equal quarterly amounts equal to 1% per annum of the original outstanding principal amount at closing. The remaining principal amount is payable on April 28, 2023. The Revolving Credit Facility is not subject to amortization and is due and payable on April 28, 2021.

Loans under the Senior Secured Credit Facilities may be prepaid at par and commitments under the Revolving Credit Facility may be reduced at any time, in whole or in part, without premium or penalty (except for LIBOR breakage costs); provided that certain repricing transactions relating to the Term Loan B Facility will be subject to a 1.00% prepayment premium for a period of twelve months after April 28, 2016. Loans under the Senior Secured Credit Facilities will be subject to mandatory prepayment with (i) a percentage of the Company’s excess cash flow depending on the Consolidated Total Net Leverage Ratio of the Company, (ii) net cash proceeds from asset sales and casualty and condemnation events (subject to customary reinvestment rights and other customary exceptions) and (iii) net cash proceeds from the issuance or incurrence of indebtedness after the closing date (subject to customary exceptions).

All obligations under the Senior Secured Credit Facilities will be unconditionally guaranteed by each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, subject to certain customary exceptions. All obligations of the Company under the Senior Secured Credit Facilities and the guarantees of those obligations will be secured by a first priority security interest in substantially all of the assets of the Company and the guarantors thereto, subject to certain exceptions. The property pledged by the Company and such guarantors includes a first priority pledge of the leasehold interests of tenant in the Master Lease; a first priority pledge of all of the equity interests owned by the Company and such guarantors in the direct wholly-owned domestic subsidiaries of the Company and such guarantors.

The Credit Agreement contains, among other things, certain affirmative and negative covenants and, solely for the benefit of the lenders under the Senior Secured Credit Facilities, financial covenants, including a maximum permitted Consolidated

Total Net Leverage Ratio, a maximum permitted Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) and a required minimum Interest Coverage Ratio (as defined in the Credit Agreement). The Credit Agreement also contains certain customary events of default, including the occurrence of a change of control, revocation of material licenses by gaming authorities (subject to a cure period), termination of the Master Lease and cross-default to certain events of default under the Master Lease.

5.625% Senior Notes due 2024: The 5.625% Notes were issued at par, mature on May 1, 2024, and bear interest at the rate of 5.625% per annum. Interest on the 5.625% Notes is payable semi-annually on May 1st and November 1st of each year, commencing November 1, 2016. The 5.625% Notes were issued pursuant to Rule 144A and Regulation S of the Securities Act of 1933. We are required to file a registration statement on Form S-4 to register the 5.625% Notes, which must be declared effective by the SEC by July 30, 2017.

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

The 5.625% Notes are the Company’s senior unsecured obligations and rank pari passu in right of payment with all of the Company’s senior indebtedness, and senior in right of payment to all of the Company’s subordinated indebtedness, without giving effect to collateral arrangements. The 5.625% Notes are effectively subordinated to the Company’s secured indebtedness, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such indebtedness. The 5.625% Notes will not be guaranteed by any of the Company’s subsidiaries, except in the event that the Company in the future incurs certain subsidiary-guaranteed unsecured indebtedness, and, therefore, the 5.625% Notes will be structurally subordinated to all liabilities of the Company’s subsidiaries, including their guarantees of the Company’s Senior Secured Credit Facilities.

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

As of June 30, 2016, we were in compliance with the financial covenant ratios under the Senior Secured Credit Facilities and indentures governing the Company’s 5.625% Notes and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

Share Repurchase Program

In May 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50 million of shares of our common stock. During the three and six months ended June 30, 2016, we repurchased 2.2 million shares of common stock and reduced stockholders’ equity by $24.7 million. In July 2016, we completed the share repurchase program having repurchased 4.5 million shares of common stock for $50 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Below summarizes the material changes that have occurred during the three months ended June 30, 2016 to our contractual obligations and commitments as disclosed in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016.
On April 28, 2016, we conducted the following financing transactions: (1) we entered into a credit agreement with certain lenders, which is comprised of (i) a $185.0 million term loan A facility with a maturity of five years, (ii) a $300.0 million term loan B facility with a maturity of seven years and (iii) a $400.0 million revolving credit facility with a maturity of five years; (2) we issued $375.0 million in aggregate principal amount of 5.625% senior notes due 2024, which pay interest semi-annually at a rate of 5.625% per annum on May 1st and November 1st of each year, commencing November 1, 2016; (3) we entered into a triple-net master lease agreement with Gaming and Leisure Properties, Inc. for 35 years (including optional renewal terms), which commences on April 28, 2016 and requires an initial annual rental payment of $377 million. Upon initial recognition, we recorded a financing obligation associated with the Master Lease in the amount of $3.2 billion, which is equal to the future minimum lease payments over the lease term of 35 years discounted at 10.5%.
For further information regarding these financing transactions, please see Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

CRITICAL ACCOUNTING ESTIMATES
A description of our critical accounting estimates can be found in Item 7 of our Information Statement included as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements for the year ended December 31, 2015 in our Information Statement included as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016. There were no newly identified critical accounting policies and estimates in the second quarter of 2016, nor were there any material changes to the critical accounting policies and estimates discussed for the year ended December 31, 2015 in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of June 30, 2016, we had $17.0 million drawn under the Revolving Credit Facility and had $11.0 million committed under various letters of credit. In addition, as of June 30, 2016, we had $185.0 million and $262.0 million of principal outstanding under the Term Loan A Facility and the Term Loan B Facility, respectively.
Loans under the Term Loan A Facility and Revolving Credit Facility initially bear interest at a rate per annum equal to, at our option, LIBOR plus 2.00% or the base rate plus 1.00% and, beginning in the fourth quarter of 2016, such loans will bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter. Loans under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, LIBOR plus 3.00% or the base rate plus 2.00% and in no event will LIBOR be less than 0.75%.
As of June 30, 2016, for every 50 basis points decrease in LIBOR, our annual interest expense would decrease by approximately $0.9 million, assuming constant debt levels. As of June 30, 2016, if LIBOR were to increase by 50 basis points, our annual interest expense would increase by approximately $1.5 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations as of June 30, 2016. As of June 30, 2016, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—	$—	$17,000	$17,000	$16,828
Interest Rate	2.45%	2.45%	2.45%	2.45%	2.45%	2.45%	2.45%
Term Loan A Facility	$4,625	$9,250	$11,563	$16,187	$18,500	$124,875	$185,000	$182,225
Interest Rate	2.45%	2.45%	2.45%	2.45%	2.45%	2.45%	2.45%
Term Loan B Facility	$1,500	$3,000	$3,000	$3,000	$3,000	$248,500	$262,000	$261,345
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	2.45%
5.625% Notes	$—	$—	$—	$—	$—	$375,000	$375,000	$373,125
Interest Rate	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%
Other	$4	$8	$8	$9	$10	$41	$80	$80
Interest Rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2016. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

The following table contains information with respect to purchases made by or on behalf of Pinnacle or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may be Purchased Under the Plans or Programs (2)
April 1 - April 30, 2016	—	$—	—	$—
May 1 - May 31, 2016	100,000	$11.22	100,000	$48,877,600
June 1 - June 30, 2016	2,117,028	$11.15	2,117,028	$26,398,479
Total	2,217,028	$11.15	2,217,028	$26,398,479

(1)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(2)
As announced on May 27, 2016, the Company's Board of Directors approved a share repurchase program of up to $50 million. In July 2016, we completed the share repurchase program having repurchased 4.5 million shares of common stock for $50 million.

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

4.3
Registration Rights Agreement, dated as of April 28, 2016, among PNK Entertainment, Inc. and the representatives of the initial purchasers party thereto is hereby incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.1††
Pinnacle Entertainment, Inc. 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.2††
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.3††
Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.4††
Form of Restricted Stock Award Grant Notice and Agreement for the Pinnacle Entertainment, Inc. 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.5††
Separation Agreement and General Release, dated as of May 23, 2016, by and between Pinnacle Entertainment,
Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2016. (SEC File No. 001-37666)

10.6*††	Employment Agreement, dated May 23, 2016, by and between Pinnacle Entertainment, Inc. and Donna S. Negrotto.

11*	Statement re: Computation of Per Share Earnings.

Exhibit Number	Description of Exhibit

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):
(i)
unaudited Condensed Consolidated Statements of Operations,
(ii)
unaudited Condensed Consolidated Statements of Comprehensive Income (Loss),
(iii)
unaudited Condensed Consolidated Balance Sheets,
(iv)
unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit),
(v)
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	August 11, 2016	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

4.3
Registration Rights Agreement, dated as of April 28, 2016, among PNK Entertainment, Inc. and the representatives of the initial purchasers party thereto is hereby incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.1††
Pinnacle Entertainment, Inc. 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.2††
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.3††
Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.4††
Form of Restricted Stock Award Grant Notice and Agreement for the Pinnacle Entertainment, Inc. 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.5††
Separation Agreement and General Release, dated as of May 23, 2016, by and between Pinnacle Entertainment,
Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2016. (SEC File No. 001-37666)

10.6*††	Employment Agreement, dated May 23, 2016, by and between Pinnacle Entertainment, Inc. and Donna S. Negrotto.

11*	Statement re: Computation of Per Share Earnings.

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):
(i)
unaudited Condensed Consolidated Statements of Operations,
(ii)
unaudited Condensed Consolidated Statements of Comprehensive Income (Loss),
(iii)
unaudited Condensed Consolidated Balance Sheets,
(iv)
unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit),
(v)
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