Form 10-Q
period 2016-09-30
Pinnacle Entertainment, Inc.
filed 2016-11-14
CIK 1656239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of the close of business on November 9, 2016, the number of outstanding shares of the registrant’s common stock was 55,657,112.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Gaming	$530,097	$513,680	$1,556,636	$1,547,353
Food and beverage	32,160	31,764	93,901	95,224
Lodging	14,490	14,860	38,871	39,488
Retail, entertainment and other	18,427	18,326	52,023	51,364
Total revenues	595,174	578,630	1,741,431	1,733,429
Expenses and other costs:
Gaming	288,389	276,758	822,181	823,603
Food and beverage	31,175	30,685	89,267	88,836
Lodging	6,893	7,277	18,676	19,408
Retail, entertainment and other	7,899	8,794	19,299	22,034
General and administrative	108,999	109,414	340,867	318,790
Depreciation and amortization	54,354	57,584	162,423	187,290
Pre-opening, development and other costs	5,594	4,037	54,951	11,712
Impairment of goodwill	(11,600)	1,438	321,300	4,757
Impairment of other intangible assets	—	879	129,500	5,845
Write-downs, reserves and recoveries, net	6,190	847	13,830	(4,047)
Total expenses and other costs	497,893	497,713	1,972,294	1,478,228
Operating income (loss)	97,281	80,917	(230,863)	255,201
Interest expense, net	(94,276)	(65,027)	(239,116)	(186,105)
Loss on early extinguishment of debt	—	—	(5,207)	—
Loss from equity method investment	—	—	(90)	(83)
Income (loss) from continuing operations before income taxes	3,005	15,890	(475,276)	69,013
Income tax benefit (expense)	(3,537)	(2,422)	26,435	(12,673)
Income (loss) from continuing operations	(532)	13,468	(448,841)	56,340
Income from discontinued operations, net of income taxes	37	272	433	5,188
Net income (loss)	(495)	13,740	(448,408)	61,528
Net loss attributable to non-controlling interest	(9)	(9)	(24)	(1,271)
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$(486)	$13,749	$(448,384)	$62,799
Net income (loss) per common share—basic
Income (loss) from continuing operations	$(0.01)	$0.22	$(7.52)	$0.94
Income from discontinued operations, net of income taxes	0.00	0.00	0.01	0.09
Net income (loss) per common share—basic	$(0.01)	$0.22	$(7.51)	$1.03
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$(0.01)	$0.22	$(7.52)	$0.91
Income from discontinued operations, net of income taxes	0.00	0.00	0.01	0.08
Net income (loss) per common share—diluted	$(0.01)	$0.22	$(7.51)	$0.99
Number of shares—basic	57,004	61,187	59,722	60,936
Number of shares—diluted	57,004	63,591	59,722	63,191
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(495)	$13,740	$(448,408)	$61,528
Comprehensive income (loss)	(495)	13,740	(448,408)	61,528
Comprehensive loss attributable to non-controlling interest	(9)	(9)	(24)	(1,271)
Comprehensive income (loss) attributable to Pinnacle Entertainment, Inc.	$(486)	$13,749	$(448,384)	$62,799
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$154,796	$164,034
Accounts receivable, net of allowance for doubtful accounts of $7,809 and $9,445	33,872	33,594
Inventories	10,285	10,309
Income tax receivable, net	—	1,133
Prepaid expenses and other assets	27,483	14,624
Assets held for sale and assets of discontinued operations	—	9,938
Total current assets	226,436	233,632
Land, buildings, vessels and equipment, net	2,802,186	2,856,011
Goodwill	611,595	914,525
Intangible assets, net	413,301	479,543
Other assets, net	47,712	47,200
Total assets	$4,101,230	$4,530,911
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$39,360	$67,297
Accrued interest	9,282	50,091
Accrued compensation	69,930	74,069
Accrued taxes	67,789	38,910
Other accrued liabilities	99,763	84,872
Current portion of long-term debt	12,258	11,006
Current portion of long-term financing obligation	48,485	—
Total current liabilities	346,867	326,245
Long-term debt less current portion	936,004	3,616,729
Long-term financing obligation less current portion	3,126,564	—
Other long-term liabilities	35,931	36,605
Deferred income taxes	12,724	187,823
Total liabilities	4,458,090	4,167,402
Commitments and contingencies (Note 10)
Stockholders’ Equity (Deficit):
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.01 par value, 150,000,000 authorized, 56,187,618 and 60,870,749 shares issued and outstanding, net of treasury shares	617	6,724
Additional paid-in capital	918,039	1,122,661
Accumulated deficit	(1,224,793)	(705,319)
Accumulated other comprehensive income	408	408
Treasury stock, at cost, 5,489,058 and 6,374,882 of treasury shares, respectively	(61,329)	(71,090)
Total Pinnacle stockholders’ equity (deficit)	(367,058)	353,384
Non-controlling interest	10,198	10,125
Total stockholders’ equity (deficit)	(356,860)	363,509
Total liabilities and stockholders’ equity (deficit)	$4,101,230	$4,530,911

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Pinnacle Stockholders’ Equity (Deficit)	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2016	60,871	$6,724	$1,122,661	$(705,319)	$408	$(71,090)	$353,384	$10,125	$363,509
Net loss	—	—	—	(448,384)	—	—	(448,384)	(24)	(448,408)
Share-based compensation	—	—	32,654	—	—	—	32,654	—	32,654
Impact of Spin-Off and Merger, net	—	(6,134)	(237,230)	(71,090)	—	71,090	(243,364)	—	(243,364)
Common stock issuance and option exercises	806	27	1,238	—	—	—	1,265	—	1,265
Treasury stock purchases	(5,489)	—	—	—	—	(61,329)	(61,329)	—	(61,329)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	97	97
Tax withholding related to vesting of restricted stock units	—	—	(1,284)	—	—	—	(1,284)	—	(1,284)
Balance as of September 30, 2016	56,188	$617	$918,039	$(1,224,793)	$408	$(61,329)	$(367,058)	$10,198	$(356,860)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(448,408)	$61,528
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	162,423	187,290
Loss (gain) on sales or disposals of long-lived assets, net	13,092	(11,526)
Loss from equity method investment	90	83
Loss on early extinguishment of debt	5,207	—
Impairment of goodwill	321,300	4,757
Impairment of other intangible assets	129,500	5,845
Impairment of land, buildings, vessels and equipment	238	3,380
Amortization of debt issuance costs and debt discounts/premiums	5,964	10,085
Share-based compensation expense	32,654	12,972
Change in income taxes	(37,285)	29,954
Changes in operating assets and liabilities:
Receivables, net	2,109	(849)
Prepaid expenses and other	(5,303)	6,755
Accounts payable, accrued expenses and other	(15,942)	6,476
Net cash provided by operating activities	165,639	316,750
Cash flows from investing activities:
Capital expenditures	(73,103)	(57,544)
Payment for business combination, net of cash acquired	(103,365)	—
Net proceeds from dispositions of assets held for sale	10,325	25,066
Proceeds from sales of property and equipment	143	351
Purchase of intangible asset	—	(25,000)
Loans receivable	(1,500)	(1,575)
Restricted cash	—	5,667
Net cash used in investing activities	(167,500)	(53,035)
Cash flows from financing activities:
Proceeds from Former Pinnacle Senior Secured Credit Facilities	134,500	353,800
Repayments under Former Pinnacle Senior Secured Credit Facilities	(1,011,285)	(666,550)
Proceeds from Senior Secured Credit Facilities	902,900	—
Repayments under Senior Secured Credit Facilities	(313,963)	—
Proceeds from issuance of long-term debt	375,000	—
Repayments under financing obligation	(19,238)	—
Proceeds from common stock options exercised	579	8,905
Purchase of treasury stock	(60,402)	—
Debt issuance costs and debt discount	(14,276)	—
Other	(1,192)	(1,512)
Net cash used in financing activities	(7,377)	(305,357)
Change in cash and cash equivalents	(9,238)	(41,642)
Cash and cash equivalents at the beginning of the period	164,034	164,654
Cash and cash equivalents at the end of the period	$154,796	$123,012

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$240,156	$156,176
Cash payments (refunds) related to income taxes, net	9,811	(17,427)
Increase (decrease) in construction-related deposits and liabilities	656	(7,970)
Non-cash issuance of common stock	686	634
Non-cash retirement of debt in connection with Spin-Off and Merger	(2,761,287)	—
Non-cash settlement of accrued interest in connection with Spin-Off and Merger	(34,133)	—
Non-cash recognition of financing obligation	3,194,287	—
Non-cash consideration for business combination	4,563	—

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

We own and operate 16 gaming entertainment businesses, located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, Ohio and Pennsylvania. We also hold a majority interest in the racing license owner, and we are a party to a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour (“HPT”). We view each of our operating properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

Midwest segment, which includes:	Location
Ameristar Council Bluffs	Council Bluffs, Iowa
Ameristar East Chicago	East Chicago, Indiana
Ameristar Kansas City	Kansas City, Missouri
Ameristar St. Charles	St. Charles, Missouri
Belterra	Florence, Indiana
Belterra Park	Cincinnati, Ohio
Meadows (1)	Washington, Pennsylvania
River City	St. Louis, Missouri

South segment, which includes:	Location
Ameristar Vicksburg	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L’Auberge Baton Rouge	Baton Rouge, Louisiana
L’Auberge Lake Charles	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk	Black Hawk, Colorado
Cactus Petes and Horseshu	Jackpot, Nevada

(1)	The Meadows Racetrack and Casino (the “Meadows”) was acquired on September 9, 2016 as discussed below.

On April 28, 2016, Former Pinnacle completed the transactions under the terms of a definitive agreement (the “Merger Agreement”) with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust. Pursuant to the terms of the Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into the Company and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of the Company (such distribution referred to as the “Spin-Off”). As a result, Former Pinnacle stockholders received one share of the Company’s common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), then merged with and into Former Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI. Following the Merger, the Company was renamed Pinnacle Entertainment, Inc., and operates its gaming businesses under a triple-net master lease agreement for the facilities acquired by GLPI (the “Master Lease”). For more information regarding the Spin-Off and Merger, see Note 2, “Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease.”

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

On September 9, 2016, we closed on a purchase agreement (the “Purchase Agreement”) with GLP Capital, L.P. (“GLPC”), a subsidiary of GLPI, pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania for base consideration of $138.0 million, subject to certain adjustments. As of September 30, 2016, the purchase price, after giving effect to estimated adjustments, for the Meadows business was $136.4 million. As a result of the transaction, we own and operate the Meadows’ gaming entertainment and harness racing business subject to a triple-net lease of its underlying real property with GLPI (the “Meadows Lease”). See Note 2, “Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease” and Note 8, “Investment and Acquisition Activities.”

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
As of September 30, 2016
Liabilities:
Deferred compensation	$0.4	$0.4	$—	$—
As of December 31, 2015
Liabilities:
Deferred compensation	$0.4	$0.4	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

	(in millions)
As of September 30, 2016
Assets:
Held-to-maturity securities	$14.3	$16.1	$—	$13.1	$3.0
Promissory notes	$15.6	$19.7	$—	$19.7	$—
Liabilities:
Long-term debt	$948.3	$963.6	$—	$963.6	$—
As of December 31, 2015
Assets:
Held-to-maturity securities	$14.4	$15.2	$—	$12.1	$3.1
Promissory notes	$14.1	$19.2	$—	$19.2	$—
Liabilities:
Long-term debt	$3,627.7	$3,740.6	$—	$3,740.6	$—

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

The estimated fair values of our long-term debt, which include the fair values of our senior notes, senior subordinated notes, and/or senior secured credit facilities, were based on Level 2 inputs of observable market data on comparable debt instruments on or about September 30, 2016 and December 31, 2015, as applicable.

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

As a result of the Spin-Off and Merger transactions, substantially all of the real estate assets used in the Company's operations are subject to the Master Lease and owned by GLPI. See Note 2, “Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease.”

The following table presents a summary of our land, buildings, vessels and equipment, including those subject to the Master Lease:

	September 30, 2016	December 31, 2015

	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$425.1	$422.8
Buildings, vessels and improvements	2,690.1	2,674.6
Furniture, fixtures and equipment	818.7	763.8
Construction in progress	29.6	33.2
Land, buildings, vessels and equipment, gross	3,963.5	3,894.4
Less: accumulated depreciation	(1,161.3)	(1,038.4)
Land, buildings, vessels and equipment, net	$2,802.2	$2,856.0

Goodwill and Other Intangible Assets: Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Indefinite-lived intangible assets include gaming licenses and trade names for which it is reasonably assured that we will continue to renew indefinitely. Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter (October 1 test date), or more frequently if there are indications of possible impairment. Amortizing intangible assets include player relationships and favorable leasehold interests. We review amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

As a result of the acquisition of the Meadows during the third quarter of 2016, we recorded, on a preliminary basis, goodwill equal to the excess of the acquisition cost over the fair value of the net assets acquired. Also, on a preliminary basis, we recorded other intangible assets associated with the Meadows business. See Note 8, “Investment and Acquisition Activities.” Additionally, as a result of the Spin-Off and Merger, we tested our reporting unit goodwill and other indefinite-lived intangible assets for impairment, which resulted in non-cash impairment charges. For more information, see Note 7, “Goodwill and Other Intangible Assets.”

Customer Loyalty Programs: We offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the plan will be forfeited if the customer does not earn or use any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items. We have not yet integrated Meadows into this program.

We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the combination of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption patterns could produce different results. As of September 30, 2016 and December 31, 2015, we had accrued $22.9 million and $25.4 million, respectively, for the estimated cost of providing these benefits, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

	(in millions)
Food and beverage	$35.6	$34.1	$103.1	$104.1
Lodging	16.7	16.2	48.8	47.4
Other	4.2	4.6	11.9	13.7
Total promotional allowances	$56.5	$54.9	$163.8	$165.2

The costs to provide such complimentary benefits were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

	(in millions)
Promotional allowance costs included in gaming expense	$41.4	$42.3	$117.9	$125.6

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in our unaudited Condensed Consolidated Statements of Operations. These taxes were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

	(in millions)
Gaming taxes	$153.8	$145.8	$442.3	$438.9

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

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

	(in millions)
Restructuring costs (1)	$1.3	$3.7	$48.1	$10.0
Meadows acquisition costs (2)	4.1	—	6.2	—
Other	0.2	0.3	0.7	1.7
Total pre-opening, development and other costs	$5.6	$4.0	$55.0	$11.7

(1)	Amounts comprised of costs associated with the Spin-Off and Merger. See Note 2, “Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease.”

(2)	Amounts comprised principally of legal, advisory and other costs associated with the acquisition and integration of the Meadows. See Note 8, “Investment and Acquisition Activities.”

Earnings Per Share: The computation of basic and diluted earnings per share (“EPS”) is based on net income (loss) attributable to Pinnacle Entertainment, Inc. divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted EPS reflects the addition of potentially dilutive securities, which includes in-the-money share-based awards. We calculate the effect of dilutive securities using the treasury stock method. A total of 2.2 million, 1.7 million, 0.1 million, and 0.2 million out-of-the-money share-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2016, and 2015, respectively, because including them would have been anti-dilutive.

For the three and nine months ended September 30, 2016, we recorded a net loss from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, diluted EPS is equal to basic EPS for such periods. Share-based awards that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS were 3.0 million and 2.8 million for the three and nine months ended September 30, 2016, respectively.

Treasury Stock: In May 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million of our common stock, which we completed in July 2016. In August 2016, our Board of Directors authorized an additional share repurchase program of up to $50.0 million of our common stock. The cost of the shares acquired is treated as a reduction to stockholders’ equity. During the three and nine months ended September 30, 2016, we repurchased 3.3 million shares and 5.5 million shares, respectively, of common stock and reduced stockholders’ equity by $36.6 million and $61.3 million, respectively, under both programs. As of November 9, 2016, under the current share repurchase program, we have repurchased 1.7 million shares of our common stock for $20.1 million.

Reclassifications: The unaudited Condensed Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. These reclassifications had no effect on the previously reported net income.

Recently Issued Accounting Pronouncements: In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. The Company currently anticipates adopting this accounting standard during the first quarter of 2018 using the full retrospective approach. However, we are still evaluating the impact on our unaudited Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Recognition and Measurement of Leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company currently anticipates adopting this accounting standard during the first quarter of 2019. However, we are still evaluating the impact on our unaudited Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses, which amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. The effective date for this update is for the annual and interim periods beginning after December 15, 2019 and early adoption is permitted beginning after December 15, 2018. We are currently evaluating the impact of adopting this new guidance on our unaudited Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which amends the current accounting standard to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flow in order to reduce the diversity in practice of certain types of cash flows where consistent principles previously did not exist. The effective date for this update is for the annual and interim periods beginning after December 15, 2017 with early adoption permitted. The update must be applied retrospectively to all periods presented unless impracticable. The Company currently anticipates adopting this accounting standard during the first quarter of 2018. However, we are still evaluating the impact on our unaudited Condensed Consolidated Financial Statements.

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

Note 2—Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease
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

In connection with the Spin-Off and Merger, on April 28, 2016, we made a dividend to Former Pinnacle of $808.4 million (the “Cash Payment”), which was equal to the amount of debt outstanding as of April 28, 2016, less $2.7 billion that GLPI assumed pursuant to the Merger Agreement. Following the consummation of the Spin-Off and Merger, we had no outstanding obligations under the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes (as such terms are defined in Note 3, “Long-Term Debt”). For further information, including a description of the Company’s existing long-term debt, see Note 3, “Long-Term Debt.”
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
Fourteen of our sixteen gaming facilities are subject to the Master Lease with GLPI. Under the Master Lease, the initial annual aggregate lease payable is $377 million and rent is payable in monthly installments. The rent is comprised of base rent, which includes a land and a building component, and percentage rent. In the first year of the lease, the land base rent, the building base rent, and the percentage rent are $44 million, $289 million, and $44 million, respectively.
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
Total payments under the Master Lease, which commenced on April 28, 2016, were $95.0 million for the three months ended September 30, 2016, of which $83.6 million was recognized as interest expense and $11.4 million reduced the financing obligation. Total payments were $161.1 million for the nine months ended September 30, 2016, of which $141.9 million was recognized as interest expense and $19.2 million reduced the financing obligation.
Meadows Lease: The Meadows Lease provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. The initial annual rent is $25.4 million, payable in monthly installments, and comprised of a base rent of $14.0 million, which is subject to certain adjustments, and an initial percentage rent of $11.4 million. The base rent is fixed for the first year and, beginning in the second year of the lease, subject to an annual escalation of up to 5% for the initial 10-year term or until the lease year in which base rent plus percentage rent is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 1.8:1 during lease year two, 1.9:1 during lease year three and 2.0:1 during lease year four and thereafter. The percentage rent is fixed for the first two years and will be adjusted every two years to establish a new fixed amount for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period.

The Meadows Lease is accounted for as an operating lease; thereby, rent expense is recorded on a straight-line basis using the minimum lease payments over the lease term, which has been determined to be 10 years.

Note 3—Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2016
	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2021	$155.0	$—	$155.0
Term Loan A Facility due 2021	182.7	(3.4)	179.3
Term Loan B Facility due 2023	251.2	(5.4)	245.8
5.625% Senior Notes due 2024	375.0	(6.9)	368.1
Other	0.1	—	0.1
Total debt including current maturities	964.0	(15.7)	948.3
Less: current maturities	(12.3)	—	(12.3)
Total long-term debt	$951.7	$(15.7)	$936.0

	December 31, 2015
	Outstanding Principal	Unamortized (Discount) Premium and (Debt Issuance Costs)	Long-Term Debt, Net

	(in millions)
Former Senior Secured Credit Facilities:
Revolving Credit Facility due 2018	$750.1	$—	$750.1
B-2 Term Loan due 2020	302.2	(13.3)	288.9
6.375% Senior Notes due 2021	850.0	(13.0)	837.0
7.50% Senior Notes due 2021	1,040.0	46.7	1,086.7
7.75% Senior Subordinated Notes due 2022	325.0	(4.7)	320.3
8.75% Senior Subordinated Notes due 2020	350.0	(5.4)	344.6
Other	0.1	—	0.1
Total debt including current maturities	3,617.4	10.3	3,627.7
Less: current maturities	(11.0)	—	(11.0)
Total long-term debt	$3,606.4	$10.3	$3,616.7

In connection with the Spin-Off and Merger, on April 28, 2016, we made the Cash Payment to Former Pinnacle in the amount of $808.4 million, which was equal to the amount of existing debt outstanding of Former Pinnacle as of April 28, 2016, less approximately $2.7 billion that GLPI assumed pursuant to the Merger Agreement. Immediately prior to the consummation of the Spin-Off and Merger, the August 2013 amended and restated credit agreement (“Former Senior Secured Credit Facilities”) was repaid in full and terminated and the 6.375% senior notes due 2021 (“6.375% Notes”), the 7.50% senior notes due 2021 (“7.50% Notes”) and the 7.75% senior subordinated notes due 2022 (“7.75% Notes”) were redeemed. Former Pinnacle’s indenture governing its 8.75% senior subordinated notes due 2020 (“8.75% Notes”) was redeemed on May 15, 2016. Following the consummation of the Spin-Off and Merger, the Company had no outstanding obligations under the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes. See Note 2, “Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease,” for further discussion of the Spin-Off and Merger.

Senior Secured Credit Facilities: On April 28, 2016, in connection with the Spin-Off and Merger, the Company entered into a credit agreement with certain lenders (the “Credit Agreement”). The Credit Agreement is comprised of (i) a $185.0 million term loan A facility with a maturity of five years (the “Term Loan A Facility”), (ii) a $300.0 million term loan B facility with a maturity of seven years (the “Term Loan B Facility”) and (iii) a $400.0 million revolving credit facility with a maturity of five years (the “Revolving Credit Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “Senior Secured Credit Facilities”). As of September 30, 2016, we had approximately $155.0 million drawn under the Revolving Credit Facility and had approximately $11.0 million committed under various letters of credit.

Loans under the Term Loan A Facility and Revolving Credit Facility bore interest at a rate per annum equal to, at our option, LIBOR plus 2.00% or the base rate plus 1.00% as of September 30, 2016. Beginning in the fourth quarter of 2016, such loans bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter. Loans under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, LIBOR plus 3.00% or the base rate plus 2.00% and in no event will LIBOR be less than 0.75%. In addition, we pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate that ranges from 0.30% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.

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

5.625% Senior Notes due 2024: On April 28, 2016, we issued $375.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the “Existing 5.625% Notes”). The Existing 5.625% Notes were issued at par, mature on May 1, 2024, and bear interest at the rate of 5.625% per annum. Interest on the Existing 5.625% Notes is payable semi-annually on May 1st and November 1st of each year, commencing November 1, 2016.

On April 28, 2016, the proceeds of the Senior Secured Credit Facilities, together with the proceeds from the Existing 5.625% Notes were used (i) to make the Cash Payment and (ii) to pay fees and expenses related to the issuance of the Senior Secured Credit Facilities and the Existing 5.625% Notes.

On October 12, 2016, we issued an additional $125.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the “Additional 5.625% Notes” and together with the Existing 5.625% Notes, the “5.625% Notes”), which are under the indenture governing the Existing 5.625% Notes issued on April 28, 2016, as amended and supplemented by that certain first supplemental indenture, dated as of October 12, 2016. The Additional 5.625% Notes were issued at par plus a premium of 50 basis points. We financed the purchase of the Meadows with our Revolving Credit Facility and the net proceeds from the issuance of the Additional 5.625% Notes were used to repay a portion of the outstanding borrowings under our Revolving Credit Facility.

Loss on early extinguishment of debt: During the second quarter of 2016, we recorded a $5.2 million loss related to the repayment, in full, of the Former Senior Secured Credit Facilities. The loss included the write-off of unamortized debt issuance costs and original issuance discount.

Interest expense, net, was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

	(in millions)
Interest expense from financing obligation (1)	$83.6	$—	$141.9	$—
Interest expense from debt (2)	11.0	65.2	95.3	186.4
Interest income	(0.3)	(0.2)	(0.5)	(0.3)
Capitalized interest	—	—	(0.1)	—
Other (3)	—	—	2.5	—
Interest expense, net	$94.3	$65.0	$239.1	$186.1

(1)
Total payments under the Master Lease, which commenced on April 28, 2016, were $95.0 million for the three months ended September 30, 2016, of which $83.6 million was recognized as interest expense and $11.4 million reduced the financing obligation. Total payments were $161.1 million for the nine months ended September 30, 2016, of which $141.9 million was recognized as interest expense and $19.2 million reduced the financing obligation.

(2)
Interest expense associated with the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes, and the 8.75% Notes, which were no longer obligations of the Company as of April 28, 2016, included in the nine months ended September 30, 2016 was $76.5 million.

(3)	Represents a one-time expense associated with the GLPI transaction.

Note 4—Income Taxes

Our effective tax rate for continuing operations for the three and nine months ended September 30, 2016, was 117.7%, or an expense of $3.5 million, and 5.6% or a benefit of $26.5 million, respectively, as compared to an effective tax rate of 15.2%, or an expense of $2.4 million, and 18.4% or an expense of $12.7 million, respectively, for the corresponding prior year periods. The rate includes the tax impact of certain discrete items including changes of tax status of certain of our legal entities. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes, legal entity status changes, and a reserve for unrecognized tax benefits.

The Spin-Off described in Note 1, “Organization and Summary of Significant Accounting Policies,” was a taxable transaction. A gain was recognized for tax purposes and the tax bases of the operating assets were stepped up to fair market value at the time of the transaction. Pursuant to ASC 740, Income Taxes, the tax impact directly related to the transaction amongst shareholders was recorded to equity, consistent with the overall accounting treatment of the transaction. All changes in tax bases of assets and liabilities caused by the transactions were recorded to additional paid-in capital.

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

Note 5—Employee Benefit Plans
Share-based Compensation: As of September 30, 2016, we had approximately 9.8 million share-based awards outstanding, including stock options, restricted stock units, performance stock units, and restricted stock, which are detailed below. Our 2016 Equity and Performance Incentive Plan has approximately 5.9 million share-based awards available for grant as of September 30, 2016.
As a result of the Spin-Off and Merger, each outstanding vested and non-vested share-based award granted by Former Pinnacle on or prior to July 16, 2015 (“Pre-July 2015 Former Pinnacle Awards”) were converted into a combination of (1) corresponding share-based awards of the Company, which will continue to vest on the same schedule as Pre-July 2015 Former Pinnacle Awards based on service with the Company and (2) adjusted Pre-July 2015 Former Pinnacle Awards, which immediately became fully-vested and settled in shares of GLPI common stock as a result of the Merger. The conversion of the Pre-July 2015 Former Pinnacle Awards, which included adjustments for exercise prices of stock options, were based on the relative common share value of the Company and Former Pinnacle immediately prior to the Spin-Off and Merger in order to preserve the same intrinsic value. As such, no significant incremental share-based compensation expense was or will be recorded as a result of this conversion. However, share-based compensation expense for the nine months ended September 30, 2016 includes $22.6 million of incremental expense attributable to the accelerated vesting of adjusted Pre-July 2015 Former Pinnacle Awards, which were settled in shares of GLPI common stock.

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
We recorded share-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

	(in millions)
Share-based compensation expense	$2.6	$4.1	$32.7	$13.0

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Former Pinnacle options outstanding as of January 1, 2016	5,375,476	$16.04
Granted	—	$—
Exercised	(14,405)	$14.90
Canceled or forfeited	(2,675)	$23.23
Former Pinnacle options outstanding as of April 28, 2016	5,358,396	$16.04
Conversion related to the Spin-Off and Merger
Conversion of Former Pinnacle options outstanding as of April 28, 2016	(5,358,396)	$16.04
Converted Pinnacle options outstanding as of April 28, 2016	5,839,044	$5.23
Post Spin-Off and Merger activities
Granted	1,066,945	$11.47
Exercised	(96,662)	$5.51
Canceled or forfeited	(155,172)	$8.91
Options outstanding as of September 30, 2016	6,654,155	$6.14
Options exercisable as of September 30, 2016	4,202,832	$4.03
Expected to vest as of September 30, 2016	2,060,840	$9.82

The unamortized compensation costs not yet expensed related to stock options totaled approximately $7.3 million as of September 30, 2016. The weighted average period over which the costs are expected to be recognized is approximately 2 years. The aggregate amount of cash we received from the exercise of stock options was $0.6 million and $8.9 million for the nine months ended September 30, 2016, and 2015, respectively. The associated shares were newly issued common stock. The following information is provided for our stock options:

	For the nine months ended September 30,
	2016	2015
Weighted-average grant date fair value	$4.05	$9.44

Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Former Pinnacle non-vested as of January 1, 2016	1,311,423	$25.16
Granted	5,505	$32.78
Vested	(48,129)	$26.16
Canceled or forfeited	(4,818)	$28.46
Former Pinnacle non-vested as of April 28, 2016	1,263,981	$25.14
Conversion related to the Spin-Off and Merger
Conversion of Former Pinnacle non-vested units as of April 28, 2016	(1,263,981)	$25.14
Converted Pinnacle non-vested units as of April 28, 2016	1,811,186	$8.38
Post Spin-Off and Merger activities
Granted	1,011,845	$11.50
Vested	(157,661)	$6.38
Canceled or forfeited	(174,180)	$8.95
Non-vested as of September 30, 2016	2,491,190	$9.67

The unamortized compensation costs not yet expensed related to non-vested restricted stock units totaled approximately $17.9 million as of September 30, 2016. The weighted average period over which the costs are expected to be recognized is approximately 1 year.

Performance Stock Units: The following table summarizes information related to our performance stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Former Pinnacle non-vested as of January 1, 2016	408,228	$23.23
Granted	—	$—
Canceled or forfeited	—	$—
Former Pinnacle non-vested as of April 28, 2016	408,228	$23.23
Conversion related to the Spin-Off and Merger
Conversion of Former Pinnacle non-vested units as of April 28, 2016	(408,228)	$23.23
Converted Pinnacle non-vested units as of April 28, 2016	408,228	$6.87
Post Spin-Off and Merger activities
Granted	—	$—
Canceled or forfeited	(299,373)	$6.52
Non-vested as of September 30, 2016	108,855	$7.84

Restricted Stock: During the second quarter of 2016, the Company granted performance-based restricted stock awards, subject to certain market vesting conditions. The grant-date fair value of the awards was determined using the Monte Carlo simulation. The following table summarizes information related to our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2016	—	$—
Granted	345,620	$14.24
Canceled or forfeited	(5,000)	$14.24
Non-vested as of September 30, 2016	340,620	$14.24

Note 6—Write-downs, Reserves and Recoveries, Net

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

	(in millions)
Loss (gain) on disposals of long-lived assets, net	$6.2	$0.5	$13.1	$(6.7)
Impairment of long-lived assets	—	0.4	0.2	3.4
Other	—	—	0.5	(0.8)
Write-downs, reserves and recoveries, net	$6.2	$0.9	$13.8	$(4.1)

Loss (gain) on disposals of long-lived assets, net: During the three and nine months ended September 30, 2016 and 2015, we recorded net losses of $6.2 million, $13.1 million, $0.5 million, and $1.7 million, respectively, related primarily to disposals of furniture, fixtures and equipment at our properties in the normal course of business. Additionally, during the nine months ended September 30, 2015, we recorded a gain on the sale of land in Springfield, Massachusetts of $8.4 million.

Impairment of long-lived assets: During the nine months ended September 30, 2016 and 2015, and the three months ended September 30, 2015, we recorded non-cash impairments on slot and other equipment at our properties. Additionally, during the three and nine months ended September 30, 2015, in order to reduce the carrying amount of our land in Central City, Colorado to its estimated fair value less cost to sell, we recorded non-cash impairment charges of $0.4 million and $3.0 million, respectively.

Note 7—Goodwill and Other Intangible Assets

On September 9, 2016, we closed on a purchase agreement with GLPC pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania. As a result of the acquisition, which is discussed in further detail in Note 8, “Investment and Acquisition Activities,” we recorded $18.3 million to goodwill and $57.2 million and $15.0 million to gaming licenses and trade names, respectively. The goodwill was allocated to our Midwest segment.
The Spin-Off and Merger transactions, which closed on April 28, 2016, represented a significant financial restructuring event that increased our cash flow obligations in connection with the Master Lease, which we concluded represented an indicator that impairment may exist on our goodwill and other intangible assets. Consequently, we performed a preliminary impairment assessment on goodwill and completed impairment assessments on gaming licenses and trade names. As a result of these impairment assessments, during the second quarter of 2016, we recognized non-cash impairments to goodwill, gaming licenses and trade names totaling $332.9 million, $68.5 million and $61.0 million, respectively. The non-cash impairment to goodwill represented our best estimate based on the analysis that had been performed as of the date of the filing of our quarterly report on Form 10-Q for the period ended June 30, 2016. During the third quarter of 2016, we completed our impairment assessment on goodwill, which resulted in the reversal of $11.6 million of non-cash impairment to goodwill. Consequently, the non-cash impairment to goodwill recorded during the nine months ended September 30, 2016 as a result of the Spin-Off and Merger transactions totaled $321.3 million.
The goodwill impairments pertained to our Midwest, South and West segments, in the amounts of $124.5 million, $157.7 million and $39.1 million, respectively. The gaming license impairments pertained to our Midwest segment and the trade name impairments related to our Midwest, South and West segments, in the amounts of $35.3 million, $22.2 million and $3.5 million, respectively.
The estimated fair values of the reporting units, gaming licenses and trade names were determined by using discounted cash flow models, which utilized Level 3 inputs.

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements of other indefinite-lived intangible assets as of the valuation date:

	Fair Value as of April 28, 2016 (in millions)	Valuation Technique	Unobservable Input	Range or Amount
Gaming Licenses	$302.0	Discounted cash flow	Discount rate	8.8% - 17.5%
			Long-term revenue growth rate	2.0%
Trade Names	$125.5	Discounted cash flow	Discount rate	14.9% - 15.1%
			Long-term revenue growth rate	2.0%
			Pre-tax royalty rate	1.5% - 1.8%
The following table presents a summary of fair value measurements by level for the goodwill and other indefinite-lived intangible assets measured at fair value on a nonrecurring basis in the unaudited Condensed Consolidated Balance Sheets:

		Fair Value Measurements Using:
	Total Fair Value as of April 28, 2016	Level 1	Level 2	Level 3	Total Impairment

	(in millions)
Assets:
Goodwill	$132.4	$—	$—	$132.4	$321.3
Gaming licenses	$302.0	$—	$—	$302.0	$68.5
Trade names	$125.5	$—	$—	$125.5	$61.0
During the third quarter of 2015, we determined that there was an indication of impairment on the intangible assets of HPT due to its operating performance. As a result, we recognized non-cash impairments on its goodwill, trade name, and player relationships, of $1.4 million, $0.2 million and $0.7 million, respectively, during the three and nine months ended September 30, 2015. The estimated fair values of the reporting unit, trade name and player relationships were determined by using discounted cash flow models, which utilized Level 3 inputs.
Additionally, during the second quarter of 2015, we determined that there was an indication of impairment on the intangible assets of Pinnacle Retama Partners, LLC (“PRP”), due to the lack of legislative progress and on-going negative operating results at Retama Park Racetrack. As a result, during the nine months ended September 30, 2015, we recognized non-cash impairments of the goodwill of PRP and the Retama Park Racetrack license of $3.3 million and $5.0 million, respectively, which fully impaired these intangible assets. The estimated fair values of the reporting unit and the license were determined by using probability-weighted discounted cash flow models, which utilized Level 3 inputs.
The non-cash impairment charges to goodwill discussed above are included in “Impairment of goodwill” and the non-cash impairment charges to trade names, gaming licenses and player relationships, discussed above are included in “Impairment of other intangible assets” in our unaudited Condensed Consolidated Statements of Operations.

The following tables set forth changes in the carrying amount of goodwill and other intangible assets:

	September 30, 2016
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Additions	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net

		(in millions)
Goodwill:
Midwest segment	Indefinite	$586.9	$18.3	$—	$(124.5)	$480.7
South segment	Indefinite	248.3	—	—	(157.7)	90.6
West segment	Indefinite	78.2	—	—	(39.1)	39.1
Other	Indefinite	5.9	—	—	(4.7)	1.2
		919.3	18.3	—	(326.0)	611.6
Indefinite-lived Intangible Assets:
Gaming licenses	Indefinite	318.6	57.2	—	(127.1)	248.7
Trade names	Indefinite	187.2	15.0	—	(61.7)	140.5
		505.8	72.2	—	(188.8)	389.2
Amortizing Intangible Assets:
Player relationships	3.25	75.1	—	(54.3)	(0.7)	20.1
Favorable leasehold interests	29.25	4.4	—	(0.4)	—	4.0
		79.5	—	(54.7)	(0.7)	24.1
Total Goodwill and Other Intangible Assets		$1,504.6	$90.5	$(54.7)	$(515.5)	$1,024.9

	December 31, 2015
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net

		(in millions)
Goodwill:
Midwest segment	Indefinite	$586.9	$—	$—	$586.9
South segment	Indefinite	248.3	—	—	248.3
West segment	Indefinite	78.2	—	—	78.2
Other	Indefinite	5.9	—	(4.7)	1.2
		919.3	—	(4.7)	914.6
Indefinite-lived Intangible Assets:
Gaming licenses	Indefinite	318.6	—	(58.6)	260.0
Trade names	Indefinite	187.2	—	(0.7)	186.5
Racing license	Indefinite	5.0	—	(5.0)	—
		510.8	—	(64.3)	446.5
Amortizing Intangible Assets:
Player relationships	4	75.1	(45.5)	(0.7)	28.9
Favorable leasehold interests	30	4.4	(0.3)	—	4.1
		79.5	(45.8)	(0.7)	33.0
Total Goodwill and Other Intangible Assets		$1,509.6	$(45.8)	$(69.7)	$1,394.1

Note 8—Investment and Acquisition Activities

Acquisition of the Meadows Business: On September 9, 2016, we closed on the purchase agreement with GLPC pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania for base consideration of $138.0 million, subject to certain adjustments. As of September 30, 2016, the purchase price, after giving effect to estimated adjustments, for the Meadows business was $136.4 million, of which, $131.9 million has been paid and $4.5 million has been accrued, relating primarily to a final working capital adjustment. As a result of the transaction, we own and operate the Meadows’ gaming entertainment and harness racing business subject to the Meadows Lease, which is discussed in Note 2, “Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease.” The Company believes that this acquisition provides additional economies of scale, further geographical diversification and will provide long-term growth for our stockholders.

We are required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill, of which $7.6 million is deductible for income tax purposes. The goodwill recognized is primarily the result of expected cash flows of the Meadows business, including anticipated synergies. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgment. Due to the recent acquisition date of the Meadows, management has not yet finalized its valuation analysis, and is in the process of evaluating key assumptions that derive the fair value of the assets acquired and liabilities assumed, including the income tax balances. Therefore, the allocation of the purchase price is preliminary and subject to change.

The following table reflects the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill (in thousands). The goodwill has been assigned to our Midwest segment.

Current and other assets	$36,848
Property and equipment	39,315
Goodwill	18,370
Intangible assets	72,200
Other non-current assets	3,001
Total assets	169,734

Current liabilities	17,401
Deferred tax liabilities	10,751
Other long-term liabilities	5,144
Total liabilities	33,296
Net assets acquired	$136,438

The following table summarizes the acquired property and equipment. These values are preliminary and may change as the purchase price allocation is finalized.

As Recorded at Fair Value
(in thousands)
Furniture, fixtures and equipment	39,290
Construction in progress	25
Total property and equipment acquired	$39,315

The following table summarizes the acquired intangible assets other than goodwill. These values are preliminary and may change as the purchase price allocation is finalized.

As Recorded at Fair Value
(in thousands)
Gaming licenses	$57,200
Trade name	15,000
Total intangible assets acquired	$72,200

The following table includes the financial results for Meadows since the acquisition date which is included in our unaudited Consolidated Condensed Statement of Operations:

Period from September 9, 2016 to September 30, 2016
(in thousands)
Net revenues	$15,585
Net loss	$(560)

The following table includes unaudited pro forma consolidated financial information assuming our acquisition of the Meadows had occurred as of January 1, 2015. The pro forma financial information does not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of Pinnacle and Meadows prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include increases to depreciation expense based on the preliminary fair values of the fixed assets acquired in the amounts of $3.6 million, $13.2 million, $4.8 million and $14.4 million for the three and nine months ended September 30, 2016 and 2015, respectively, and increases to interest expense relating to the additional borrowings under the Revolving Credit Facility to finance the acquisition in the amounts of $1.0 million, $2.9 million, $1.0 million and $2.9 million, for the three and nine months ended September 30, 2016 and 2015, respectively. The pro forma results also include rent expense relating to the Meadows Lease as if the lease had been in effect as of January 1, 2015 in the amounts of $3.1 million, $11.3 million, $4.1 million and $12.2 million, for the three and nine months ended September 30, 2016 and 2015, respectively. Lastly, the pro forma results also reflect adjustments for acquisition costs and tax expense assuming Meadows was part of the Company for the full pro forma periods presented.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

	(in thousands, except per share data)
Net revenues	$650,747	$652,627	$1,945,505	$1,947,330
Net income (loss) attributable to Pinnacle Entertainment, Inc.	1,707	28,020	(437,645)	68,827
Basic income (loss) per share	0.03	0.46	(7.33)	1.13
Diluted income (loss) per share	0.03	0.44	(7.33)	1.09

Retama Park Racetrack: We hold 75.5% of the equity of PRP and consolidate the accounts of PRP in our unaudited Condensed Consolidated Financial Statements. As of September 30, 2016, PRP held $15.6 million in promissory notes issued by Retama Development Corporation (“RDC”), a local government corporation of the City of Selma, Texas, and $11.3 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and local government corporation bonds, which are included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets, have long-term contractual maturities and are collateralized by the assets of the Retama Park Racetrack. The contractual terms of the promissory notes include interest payments due at maturity; however, we have not recorded accrued interest because uncertainty exists as to RDC’s ability to make the interest payments. We have the positive intent and ability to hold the local government corporation bonds to maturity and until the amortized cost basis is recovered.

Equity Method Investment: We have invested in a land re-vitalization project in downtown St. Louis, which is accounted for under the equity method and included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2016, our proportional share of the investment's losses totaled $0.1 million. As of September 30, 2016, and December 31, 2015, the carrying amount of this investment was $1.6 million and $1.7 million, respectively.

Note 9—Discontinued Operations and Assets Held for Sale

Assets held for sale are measured at the lower of carrying amount or estimated fair value less cost to sell. The results of operations of a component or group of components that has either been disposed of or is classified as held for sale is included in discontinued operations when certain criteria are met. During the nine months ended September 30, 2016 and 2015, income before income taxes reported in discontinued operations was $0.4 million and $5.2 million, respectively, and was $0.4 million during the three months ended September 30, 2015. The fair value of the assets to be sold was determined using a market approach using Level 2 inputs, as defined in Note 1, “Organization and Summary of Significant Accounting Policies.”

Central City, Colorado: In March 2016, we completed the sale of approximately two acres of land in Central City, Colorado, which had a carrying amount of $0.3 million, for cash consideration of $0.3 million. This land was classified as held for sale as of December 31, 2015. During the three and nine months ended September 30, 2015, in order to reduce the carrying amount of this land to its estimated fair value less cost to sell, we recorded non-cash impairment charges of $0.4 million and $3.0 million, respectively, which are included in “Write-downs, reserves and recoveries, net” in our unaudited Condensed Consolidated Statements of Operations.

Ameristar Lake Charles: In July 2013, we entered into an agreement to sell all of the equity interests of our subsidiary, which was constructing the Ameristar Lake Charles development project. In November 2013, we closed the sale of the equity interests of our subsidiary. At the time of the sale, we received approximately $209.8 million in cash consideration and $10.0 million in deferred consideration in the form of a note receivable from the buyer, which was collected in July 2016. The note receivable was classified as held for sale as of December 31, 2015 with a carrying amount of $9.6 million.

Note 10—Commitments and Contingencies

Self-Insurance: We self-insure various levels of general liability, workers’ compensation, and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. As of September 30, 2016 and December 31, 2015, we had total self-insurance accruals of $26.0 million and $25.5 million, respectively, which are included in “Total current liabilities” in our unaudited Condensed Consolidated Balance Sheets.

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
We use Consolidated Adjusted EBITDAR (as defined below) and Adjusted EBITDAR (as defined below) for each segment to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDAR for each segment and reconciles Consolidated Adjusted EBITDAR to Income (loss) from continuing operations for the three and nine months ended September 30, 2016 and 2015.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

	(in millions)
Revenues:
Midwest segment (a)	$333.5	$318.4	$980.8	$955.1
South segment (a)	197.0	197.1	579.0	601.3
West segment (a)	62.9	61.1	177.2	172.0
	593.4	576.6	1,737.0	1,728.4
Corporate and other (c)	1.8	2.0	4.4	5.0
Total revenues	$595.2	$578.6	$1,741.4	$1,733.4
Adjusted EBITDAR (b):
Midwest segment (a)	$92.8	$92.8	$299.0	$289.5
South segment (a)	58.1	56.3	180.5	182.8
West segment (a)	24.2	22.7	66.8	63.5
	175.1	171.8	546.3	535.8
Corporate expenses and other (c)	(19.7)	(22.0)	(61.5)	(62.1)
Consolidated Adjusted EBITDAR (b)	155.4	149.8	484.8	473.7
Other benefits (costs):
Rent expense from Meadows Lease	(1.0)	—	(1.0)	—
Depreciation and amortization	(54.3)	(57.6)	(162.4)	(187.3)
Pre-opening, development and other costs	(5.6)	(4.0)	(55.0)	(11.7)
Non-cash share-based compensation expense	(2.6)	(4.1)	(32.7)	(13.0)
Impairment of goodwill	11.6	(1.4)	(321.3)	(4.7)
Impairment of other intangible assets	—	(0.9)	(129.5)	(5.9)
Write-downs, reserves and recoveries, net	(6.2)	(0.9)	(13.8)	4.1
Interest expense, net	(94.3)	(65.0)	(239.1)	(186.1)
Loss from equity method investment	—	—	(0.1)	(0.1)
Loss on early extinguishment of debt	—	—	(5.2)	—
Income tax benefit (expense)	(3.5)	(2.4)	26.5	(12.7)
Income (loss) from continuing operations	$(0.5)	$13.5	$(448.8)	$56.3

	For the nine months ended September 30,
	2016	2015

	(in millions)
Capital expenditures:
Midwest segment (a)	$42.1	$30.0
South segment (a)	21.6	18.7
West segment (a)	6.7	6.9
Corporate and other, including development projects	2.7	1.9
	$73.1	$57.5

	September 30, 2016	December 31, 2015

	(in millions)
Assets:
Midwest segment (a)	$2,532.7	$2,664.3
South segment (a)	990.3	1,232.6
West segment (a)	484.8	540.0
Corporate and other, including development projects and discontinued operations	406.3	614.6
Eliminations	(312.9)	(520.6)
	$4,101.2	$4,530.9

(a)	See Note 1, “Organization and Summary of Significant Accounting Policies,” for listing of properties included in each segment.

(b)
We define Consolidated Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest, discontinued operations and rent expense associated with the Meadows Lease. Beginning with the second quarter of 2016, the Company altered the format of its presentation from EBITDA to EBITDAR in anticipation of the Meadows acquisition, which closed during the third quarter of 2016. We define Adjusted EBITDAR for each reportable segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, discontinued operations and rent expense associated with the Meadows Lease. We define Adjusted EBITDAR margin as Adjusted EBITDAR for the segment divided by segment revenues. We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDAR and Adjusted EBITDAR have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDAR and Adjusted EBITDAR are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, Consolidated Adjusted EBITDAR approximates the measures used in the debt covenants within the Company's debt agreements. Consolidated Adjusted EBITDAR and Adjusted EBITDAR do not include depreciation or interest expense and, therefore, do not reflect current or future capital expenditures or the cost of capital. Consolidated Adjusted EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDAR and Adjusted EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

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

We own and operate 16 gaming entertainment businesses, located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, Ohio and Pennsylvania. We also hold a majority interest in the racing license owner, and we are a party to a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour (“HPT”). We view each of our operating properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

Midwest segment, which includes:	Location
Ameristar Council Bluffs	Council Bluffs, Iowa
Ameristar East Chicago	East Chicago, Indiana
Ameristar Kansas City	Kansas City, Missouri
Ameristar St. Charles	St. Charles, Missouri
Belterra	Florence, Indiana
Belterra Park	Cincinnati, Ohio
Meadows (1)	Washington, Pennsylvania
River City	St. Louis, Missouri

South segment, which includes:	Location
Ameristar Vicksburg	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L’Auberge Baton Rouge	Baton Rouge, Louisiana
L’Auberge Lake Charles	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk	Black Hawk, Colorado
Cactus Petes and Horseshu	Jackpot, Nevada

(1)	The Meadows Racetrack and Casino (the “Meadows”) was acquired on September 9, 2016 as discussed below.

We own and operate gaming entertainment businesses, all of which include gaming, food and beverage, and retail facilities, and most of which include hotel and resort amenities. Our operating results are highly dependent on the volume of customers at our properties, which, in turn, affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our properties generate significant operating cash flow. Our industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to satisfy our obligations under the Master Lease and the Meadows Lease (as such terms are defined below), pay interest, repay debt, and fund maintenance capital expenditures.

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

Following the Spin-Off and Merger, we operate our gaming businesses under a triple-net master lease agreement for the facilities acquired by GLPI (the “Master Lease”). The Master Lease has an initial term of 10 years with five subsequent, five-year renewal periods at our option. The Company pays initial annual rent of $377 million to GLPI.

On September 9, 2016, we closed on a purchase agreement (the “Purchase Agreement”) with GLP Capital, L.P. (“GLPC”), a subsidiary of GLPI, pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania for base consideration of $138.0 million, subject to certain adjustments. As of September 30, 2016, the purchase price, after giving effect to estimated adjustments, for the Meadows business was $136.4 million. As a result of the transaction, we own and operate the Meadows’ gaming entertainment and harness racing business subject to a triple-net lease of its underlying real property with GLPI (the “Meadows Lease”). The Meadows Lease provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. The initial annual rent is $25.4 million.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and nine months ended September 30, 2016 and 2015. As discussed in Note 11, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDAR (as defined below). Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 11, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDAR for each segment and reconciles Consolidated Adjusted EBITDAR (as defined below) and Consolidated Adjusted EBITDA, net of Lease Payments (as defined below) to Income (loss) from continuing operations in accordance with U.S. GAAP.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

	(in millions)
Revenues:
Midwest segment (a)	$333.5	$318.4	$980.8	$955.1
South segment (a)	197.0	197.1	579.0	601.3
West segment (a)	62.9	61.1	177.2	172.0
	593.4	576.6	1,737.0	1,728.4
Corporate and other (c)	1.8	2.0	4.4	5.0
Total revenues	$595.2	$578.6	$1,741.4	$1,733.4
Adjusted EBITDAR (b):
Midwest segment (a)	$92.8	$92.8	$299.0	$289.5
South segment (a)	58.1	56.3	180.5	182.8
West segment (a)	24.2	22.7	66.8	63.5
	175.1	171.8	546.3	535.8
Corporate expenses and other (c)	(19.7)	(22.0)	(61.5)	(62.1)
Consolidated Adjusted EBITDAR (b)	155.4	149.8	484.8	473.7
Lease Payments (d)	(96.5)	—	(162.7)	—
Consolidated Adjusted EBITDA, net of Lease Payments (d)	58.9	149.8	322.1	473.7
Other benefits (costs) and adjustments:
Lease Payments (d)	96.5	—	162.7	—
Rent expense under Meadows Lease	(1.0)	—	(1.0)	—
Depreciation and amortization	(54.3)	(57.6)	(162.4)	(187.3)
Pre-opening, development and other costs	(5.6)	(4.0)	(55.0)	(11.7)
Non-cash share-based compensation expense	(2.6)	(4.1)	(32.7)	(13.0)
Impairment of goodwill	11.6	(1.4)	(321.3)	(4.7)
Impairment of other intangible assets	—	(0.9)	(129.5)	(5.9)
Write-downs, reserves and recoveries, net	(6.2)	(0.9)	(13.8)	4.1
Interest expense, net	(94.3)	(65.0)	(239.1)	(186.1)
Loss from equity method investment	—	—	(0.1)	(0.1)
Loss on early extinguishment of debt	—	—	(5.2)	—
Income tax benefit (expense)	(3.5)	(2.4)	26.5	(12.7)
Income (loss) from continuing operations	$(0.5)	$13.5	$(448.8)	$56.3

(a)	See “Executive Summary” section for listing of properties included in each segment.

(b)
We define Consolidated Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain

(loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest, discontinued operations and rent expense associated with the Meadows Lease. Beginning with the second quarter of 2016, the Company altered the format of its presentation from EBITDA to EBITDAR in anticipation of the Meadows acquisition, which closed during the third quarter of 2016. We define Adjusted EBITDAR for each reportable segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, discontinued operations and rent expense associated with the Meadows Lease. We define Consolidated Adjusted EBITDAR margin as Consolidated Adjusted EBITDAR divided by revenues on a consolidated basis. We define Adjusted EBITDAR margin as Adjusted EBITDAR for the segment divided by segment revenues. We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDAR and Adjusted EBITDAR have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDAR, Consolidated Adjusted EBITDAR margin and Adjusted EBITDAR are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, Consolidated Adjusted EBITDAR approximates the measures used in the debt covenants within the Company's debt agreements. Consolidated Adjusted EBITDAR and Adjusted EBITDAR do not include depreciation or interest expense and, therefore, do not reflect current or future capital expenditures or the cost of capital. Consolidated Adjusted EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDAR and Adjusted EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

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

(d)
Consolidated Adjusted EBITDA, net of Lease Payments is defined as Consolidated Adjusted EBITDAR (as defined in footnote b above), net of Lease Payments. The Company defines Lease Payments as lease payments made to GLPI for the Master Lease and the Meadows Lease. We believe that Consolidated Adjusted EBITDA, net of Lease Payments is a useful measure to compare operating results between accounting periods. In addition, Consolidated Adjusted EBITDA, net of Lease Payments is a useful measure for investors because it is an indicator of the performance of ongoing business operations after incorporating the cash flow obligations associated with the Master Lease and the Meadows Lease. Consolidated Adjusted EBITDA, net of Lease Payments should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDA, net of Lease Payments may be different from the calculation methods used by other companies and, therefore, comparability may be limited. The Master Lease is accounted for as a financing obligation. Total rent payments under the Master Lease, which commenced on April 28, 2016, were $95.0 million for the three months ended September 30, 2016, of which $83.6 million was recognized as interest expense and $11.4 million reduced the financing obligation. Total payments were $161.1 million for the nine months ended September 30, 2016, of which $141.9 million was recognized as interest expense and $19.2 million reduced the financing obligation. Total lease payments under the Meadows Lease, which commenced on September 9, 2016, were $1.6 million for the three and nine months ended September 30, 2016.

Consolidated Overview

Total revenues for the three and nine months ended September 30, 2016 were $595.2 million and $1.7 billion, respectively, representing year over year increases of $16.6 million, or 2.9%, and $8.0 million, or 0.5%, respectively. For the three and nine months ended September 30, 2016, loss from continuing operations was $0.5 million and $448.8 million, respectively. The three and nine months ended September 30, 2016 includes $15.6 million of total revenues from the Meadows, which was acquired on September 9, 2016. For the nine months ended September 30, 2016, loss from continuing operations was negatively impacted by non-cash impairments to goodwill, gaming licenses and trade names totaling $321.3 million, $68.5 million and $61.0 million, respectively. For the three months ended September 30, 2016, loss from continuing operations was positively impacted by a reversal of $11.6 million in non-cash goodwill impairment as a result of our finalization of our impairment analysis, which was recorded on a preliminary basis during the three months ended June 30, 2016.

Consolidated Adjusted EBITDAR was $155.4 million, an increase of $5.6 million, or 3.7%, year over year, for the three months ended September 30, 2016 and was $484.8 million for the nine months ended September 30, 2016, an increase of $11.1 million, or 2.3%. Consolidated Adjusted EBITDAR margin for the three and nine months ended September 30, 2016, increased by 20 and 50 basis points, respectively, year over year. Excluding the impact of the Meadows, Consolidated Adjusted EBITDAR margin increased by 70 basis points year over year for both the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2016, Consolidated Adjusted EBITDAR was positively impacted by margin expansion and the acquisition of the Meadows, which contributed $1.5 million of Adjusted EBITDAR, and negatively impacted by lost business volume at L’Auberge Baton Rouge due to severe rain and flooding. Additionally, Ameristar St. Charles was negatively impacted by highway interchange construction on Interstate 70 and a casino floor renovation program.

Total revenues for the three and nine months ended September 30, 2015 were $578.6 million and $1.7 billion, respectively. For the three and nine months ended September 30, 2015, income from continuing operations was $13.5 million and $56.3 million, respectively. For the three months ended September 30, 2015, Consolidated Adjusted EBITDAR was negatively impacted by $0.9 million of cost related to the final L'Auberge Lake Charles team member retention program payments and repair costs related to flooding of the Red River in Bossier City. For the nine months ended September 30, 2015, Consolidated Adjusted EBITDAR benefited from a $3.6 million refund received on disputed vendor payments in the first quarter of 2015, partially offset by $2.5 million in costs related to the L'Auberge Lake Charles team member retention program payments and by repair and clean-up costs and lost business volume related to flooding of the Red River in Bossier City.

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
We offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the program will be forfeited if the customer does not earn or use any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items. We have not yet integrated Meadows into this program.
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding the cost of providing such benefits, breakage rates, and the mixture of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce different results. As of September 30, 2016 and December 31, 2015, we had accrued $22.9 million and $25.4 million, respectively, for the estimated cost of providing these benefits.

Segment comparison of the three and nine months ended September 30, 2016 and 2015

Midwest Segment

	For the three months ended September 30,		Change	For the nine months ended September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015

	(in millions)			(in millions)
Gaming revenues	$301.2	$287.9	4.6%	$887.6	$865.2	2.6%
Total revenues	333.5	318.4	4.7%	980.8	955.1	2.7%
Operating income (loss)	73.4	61.3	19.7%	(22.5)	189.5	NM
Adjusted EBITDAR	92.8	92.8	—%	299.0	289.5	3.3%
NM - Not Meaningful

In the Midwest segment, total revenues increased by $15.1 million, or 4.7% year over year, to $333.5 million during the third quarter of 2016. Operating income for the third quarter of 2016 was $73.4 million as compared to $61.3 million in the prior year period. Adjusted EBITDAR remained steady year over year, at $92.8 million during the third quarter of 2016. Adjusted EBITDAR margin was 27.8%, a decrease of 130 basis points year over year. The acquisition of the Meadows on September 9, 2016 contributed $15.6 million of total revenues and $1.5 million of Adjusted EBITDAR to the third quarter of 2016. Excluding the Meadows, Adjusted EBITDAR margin was 28.7%, a decrease of 40 basis points year over year.

For the three and nine months ended September 30, 2016, the Midwest segment operating results benefited from the acquisition of the Meadows and strong performance at Belterra Park, where gaming volumes continued to ramp up and additional cost efficiencies were realized, and Belterra, where modest growth in gaming revenues, an emphasis on cash non-gaming revenue streams, and operational efficiencies, resulted in Adjusted EBITDAR growth. The Midwest segment operating results for the three and nine months ended September 30, 2016 were negatively impacted by lost business volume at Ameristar St. Charles due primarily to highway interchange construction on Interstate 70 and a casino floor renovation program. Additionally, the nine months ended September 30, 2016 includes $228.3 million of non-cash impairment to goodwill and other intangible assets as a result of the Spin-Off and Merger, which resulted in an operating loss for the period. The three months ended September 30, 2016 includes the reversal of $11.6 million of non-cash impairment to goodwill as a result of our finalization of our impairment analysis, which was recorded on a preliminary basis during the three months ended June 30, 2016.

For the three and nine months ended September 30, 2015, the Midwest segment results were primarily driven by strong year over year increases in total revenues and Adjusted EBITDAR at Ameristar East Chicago, River City, Ameristar Kansas City and Belterra Park.

South Segment

	For the three months ended September 30,		Change	For the nine months ended September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015

	(in millions)			(in millions)
Gaming revenues	$177.3	$175.6	1.0%	$521.2	$538.9	(3.3)%
Total revenues	197.0	197.1	(0.1)%	579.0	601.3	(3.7)%
Operating income (loss)	34.5	36.2	(4.7)%	(64.0)	118.5	NM
Adjusted EBITDAR	58.1	56.3	3.2%	180.5	182.8	(1.3)%
NM - Not Meaningful

In the South segment, total revenues decreased by $0.1 million, or 0.1% year over year, to $197.0 million during the third quarter of 2016. Operating income for the third quarter of 2016 was $34.5 million as compared to $36.2 million in the prior year period. Adjusted EBITDAR increased by $1.8 million, or 3.2% year over year, to $58.1 million during the third quarter of 2016. Adjusted EBITDAR margin was 29.5%, an increase of 90 basis points year over year.

For the three and nine months ended September 30, 2016, the South segment operating results benefited from strong operating performance at L’Auberge Baton Rouge despite disruption from severe rain and flooding, which reduced visitation for approximately two weeks in August. L’Auberge Baton Rouge continues to experience revenue growth while further refining its cost structure in its fourth year of operations. South segment operating results for the three and nine months ended September 30, 2016 also benefited from strong operating performance at L’Auberge Lake Charles. L’Auberge Lake Charles produced year over year quarterly growth for the first time since the fourth quarter of 2014, which was followed by a period of pressure on the East Texas economy from declining oil and gas prices and the entrance of a new competitor in the Lake Charles gaming-entertainment market. Lastly, the nine months ended September 30, 2016 includes $179.9 million of non-cash impairment to goodwill and other intangible assets as a result of the Spin-Off and Merger, which resulted in an operating loss for the period.

For the three months ended September 30, 2015, the South segment’s results were negatively impacted by $0.9 million in costs related to the L’Auberge Lake Charles retention program and by repair costs and lost business volume related to the flooding of the Red River in Bossier City. For the nine months ended September 30, 2015, the South segment’s results were negatively impacted by a $2.5 million in costs related to the L’Auberge Lake Charles retention program and by repair costs and lost business volume related to the flooding of the Red River in Bossier City and benefited by $1.3 million from a refund received on disputed vendor payments.

West Segment

	For the three months ended September 30,		Change	For the nine months ended September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015

	(in millions)			(in millions)
Gaming revenues	$51.6	$50.2	2.8%	$147.9	$143.3	3.2%
Total revenues	62.9	61.1	2.9%	177.2	172.0	3.0%
Operating income	19.2	16.9	13.6%	8.6	43.8	(80.4)%
Adjusted EBITDAR	24.2	22.7	6.6%	66.8	63.5	5.2%
NM - Not Meaningful

In the West segment, total revenues increased by $1.8 million, or 2.9% year over year, to $62.9 million during the third quarter of 2016. Operating income for the third quarter of 2016 was $19.2 million as compared to $16.9 million in the prior year period. Adjusted EBITDAR increased by $1.5 million, or 6.6% year over year, to $24.2 million during the third quarter of 2016. Adjusted EBITDAR margin was 38.5%, an increase of 130 basis points year over year.

For the three and nine months ended September 30, 2016, the West segment performance was driven by strong year over year increases in total revenues and Adjusted EBITDAR at the Jackpot Properties due primarily to the opening of the newly renovated buffet at Cactus Petes in April 2016 and continued operational efficiencies at Ameristar Black Hawk along with modest improvement in total revenues. The nine months ended September 30, 2016 includes $42.6 million of non-cash impairment to goodwill and other intangible assets as a result of the Spin-Off and Merger, which resulted in an operating loss for the period.

For the nine months ended September 30, 2015, the West segment’s results were benefited by $0.4 million from a refund received on disputed vendor payments.

Other factors affecting income (loss) from continuing operations
The following is a description of the other benefits (costs) affecting income (loss) from continuing operations for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		Change	For the nine months ended September 30,		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015

	(in millions)			(in millions)
Other benefits (costs):
Corporate expenses and other	$(19.7)	$(22.0)	(10.5)%	$(61.5)	$(62.1)	(1.0)%
Rent expense under Meadows Lease	(1.0)	—	NM	(1.0)	—	NM
Depreciation and amortization	(54.3)	(57.6)	(5.7)%	(162.4)	(187.3)	(13.3)%
Pre-opening, development and other costs	(5.6)	(4.0)	40.0%	(55.0)	(11.7)	NM
Share-based compensation expense	(2.6)	(4.1)	(36.6)%	(32.7)	(13.0)	NM
Impairment of goodwill	11.6	(1.4)	NM	(321.3)	(4.7)	NM
Impairment of other intangible assets	—	(0.9)	NM	(129.5)	(5.9)	NM
Write-downs, reserves and recoveries, net	(6.2)	(0.9)	NM	(13.8)	4.1	NM
Interest expense, net	(94.3)	(65.0)	45.1%	(239.1)	(186.1)	28.5%
Loss from equity method investment	—	—	NM	(0.1)	(0.1)	—%
Loss on early extinguishment of debt	—	—	NM	(5.2)	—	NM
Income tax benefit (expense)	(3.5)	(2.4)	45.8%	26.5	(12.7)	NM
NM - Not Meaningful

Corporate expenses and other is principally comprised of corporate overhead expenses, the Heartland Poker Tour, and the Retama Park management operations. For the three and nine months ended September 30, 2016, corporate expenses and other decreased year over year by $2.3 million and $0.6 million, respectively, to $19.7 million and $61.5 million, respectively. The decreases are primarily attributable to lower professional services and compensation costs during the three and nine months ended September 30, 2016 as compared to the prior year periods. In addition, the nine months ended September 30, 2015, benefited from a $0.2 million refund received on disputed vendor payments.

Rent expense under Meadows Lease for the three and nine months ended September 30, 2016 relates to the rent expense recorded on the Meadows Lease, which commenced on September 9, 2016. Rent expense is recorded on a straight-line basis using minimum lease payments over the lease term, which has been determined to be 10 years. Lease payments made to GLPI under the Meadows Lease were $1.6 million for the three and nine months ended September 30, 2016.

Depreciation and amortization decreased for the three and nine months ended September 30, 2016, as compared to the prior year periods, due primarily to the timing of certain equipment that became fully depreciated during 2015 and the accelerated method of amortization on player relationships.

Pre-opening, development and other costs for the three and nine months ended September 30, 2016 and 2015, consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

	(in millions)
Restructuring costs (1)	$1.3	$3.7	$48.1	$10.0
Meadows acquisition costs (2)	4.1	—	6.2	—
Other	0.2	0.3	0.7	1.7
Total pre-opening, development and other costs	$5.6	$4.0	$55.0	$11.7

(1)	Amounts comprised of costs associated with the Spin-Off and Merger.

(2)	Amounts comprised principally of legal, advisory and other costs associated with the acquisition and integration of the Meadows.

Share-based compensation expense decreased for the three months ended September 30, 2016 as compared to the prior year period primarily due to the accelerated vesting of share-based payment awards as a result of the Spin-Off and Merger, which reduced the aggregate compensation cost associated with outstanding awards. Share-based compensation expense increased for the nine months ended September 30, 2016 as compared to the prior year period primarily due to $22.6 million of cost associated with the accelerated vesting of share-based payment awards, which was recorded during the second quarter of 2016.

Impairment of goodwill for the nine months ended September 30, 2016 consists of a non-cash impairment charge of $321.3 million. Given that the Spin-Off and Merger transactions represented a significant financial restructuring event that increased our cash flow obligations in connection with the Master Lease, we concluded that an indicator of impairment existed as of April 28, 2016, the closing date of the transactions. During the second quarter of 2016, we performed a preliminary impairment assessment, which resulted in an estimate of non-cash impairment to goodwill of $332.9 million. The non-cash impairment to goodwill represented our best estimate based on the work that had been performed as of the date of the filing of our quarterly report on Form 10-Q for the period ended June 30, 2016. During the third quarter of 2016, we completed our impairment assessment on goodwill, which resulted in the reversal of $11.6 million of non-cash impairment to goodwill.

During the three and nine months ended September 30, 2015, we recorded a non-cash impairment of $1.4 million to the goodwill of HPT. Additionally, during the nine months ended September 30, 2015, we recorded a non-cash impairment of $3.3 million to the goodwill of Pinnacle Retama Partners, LLC, which fully impaired the goodwill at this reporting unit.

Impairment of other intangible assets for the nine months ended September 30, 2016 consists of non-cash impairment charges to gaming licenses and trade names, in the amounts of $68.5 million and $61.0 million, respectively. As a result of the Spin-Off and Merger, we concluded that an indicator of impairment existed as of April 28, 2016. The gaming license impairments pertained to our Midwest segment and the trade name impairments related to our Midwest, South and West segments, in the amounts of $35.3 million, $22.2 million and $3.5 million, respectively.

During the three and nine months ended September 30, 2015, we recorded non-cash impairments on the trade name and player relationships of HPT of $0.2 million and $0.7 million, respectively. Additionally, during the nine months ended September 30, 2015, we recorded a non-cash impairment of $5.0 million, which fully impaired the Retama Park Racetrack license.

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

	(in millions)
Loss (gain) on disposals of long-lived assets, net	$6.2	$0.5	$13.1	$(6.7)
Impairment of long-lived assets	—	0.4	0.2	3.4
Other	—	—	0.5	(0.8)
Write-downs, reserves and recoveries, net	$6.2	$0.9	$13.8	$(4.1)

Loss (gain) on disposals of long-lived assets, net: During the three and nine months ended September 30, 2016 and 2015, we recorded net losses of $6.2 million, $13.1 million, $0.5 million, and $1.7 million, respectively, related primarily to disposals of furniture, fixtures and equipment at our properties in the normal course of business. Additionally, during the nine months ended September 30, 2015, we recorded a gain on the sale of land in Springfield, Massachusetts of $8.4 million.

Impairment of long-lived assets: During the nine months ended September 30, 2016 and 2015, and the three months ended September 30, 2015, we recorded non-cash impairments on slot and other equipment at our properties. Additionally, during the three and nine months ended September 30, 2015, we recorded non-cash impairment charges of $0.4 million and $3.0 million, respectively, on our land in Central City, Colorado to reduce the carrying amount of the asset to its estimated fair value less cost to sell.

Interest expense, net, consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

	(in millions)
Interest expense from financing obligation (1)	$83.6	$—	$141.9	$—
Interest expense from debt (2)	11.0	65.2	95.3	186.4
Interest income	(0.3)	(0.2)	(0.5)	(0.3)
Capitalized interest	—	—	(0.1)	—
Other (3)	—	—	2.5	—
Interest expense, net	$94.3	$65.0	$239.1	$186.1

(1)
Total payments under the Master Lease, which commenced on April 28, 2016, were $95.0 million for the three months ended September 30, 2016, of which $83.6 million was recognized as interest expense and $11.4 million reduced the financing obligation. Total payments were $161.1 million for the nine months ended September 30, 2016, of which $141.9 million was recognized as interest expense and $19.2 million reduced the financing obligation.

(2)
Interest expense associated with the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes, and the 8.75% Notes, which were no longer obligations of the Company as of April 28, 2016, included in the nine months ended September 30, 2016 was $76.5 million.

(3)	Represents a one-time expense associated with the GLPI transaction.

For the three and nine months ended September 30, 2016, interest expense increased as compared to the prior year periods due principally to the interest expense incurred under our Master Lease financing obligation, which offset the decrease in interest expense incurred related to our debt borrowings.

For the three and nine months ended September 30, 2016, excluding the amortization of debt issuance costs and original issuance discount/premium, interest expense was $93.3 million and $233.1 million, respectively, as compared to $57.5 million and $176.0 million for the three and nine months ended September 30, 2015, respectively.

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
Income taxes
Our effective tax rate for continuing operations for the three and nine months ended September 30, 2016, was 117.7%, or an expense of $3.5 million, and 5.6% or a benefit of $26.5 million, respectively, as compared to an effective tax rate of 15.2%, or an expense of $2.4 million, and 18.4% or an expense of $12.7 million, respectively, for the corresponding prior year periods. The rate includes the tax impact of certain discrete items including changes of tax status of certain of our legal entities. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes, legal entity status change, and a reserve for unrecognized tax benefits.

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

Discontinued operations

During the nine months ended September 30, 2016 and 2015, income before income taxes reported in discontinued operations was $0.4 million and $5.2 million, respectively, and was $0.4 million during the three months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we held $154.8 million of cash and cash equivalents. As of September 30, 2016, we had $155.0 million drawn on our $400.0 million Revolving Credit Facility (as defined below) and had $11.0 million committed under various letters of credit. During the nine months ended September 30, 2016, we retired $51.1 million in aggregate principal amount of debt under the Term Loan A Facility and Term Loan B Facility (as such terms are defined below) and drew $155.0 million on the Revolving Credit Facility, which primarily relates to the acquisition of the Meadows, as discussed below. The debt retired during the nine months ended September 30, 2016 was accomplished principally with cash flows from operations.

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

	For the nine months ended September 30,		Change
	2016	2015	2016 vs. 2015

	(in millions)
Net cash provided by operating activities	$165.6	$316.7	(47.7)%
Net cash used in investing activities	$(167.5)	$(53.0)	NM
Net cash used in financing activities	$(7.4)	$(305.4)	(97.6)%
NM - Not Meaningful
Operating Cash Flow
Our cash provided by operating activities for the nine months ended September 30, 2016, as compared to the prior year period, decreased due primarily to interest payments made on the financing obligation of $141.9 million; expenses and other costs associated with the completion of the Spin-Off and Merger, including costs to obtain the financing; acquisition costs related to the Meadows; and the timing of payments and receipts of working capital items, offset by a decrease in interest payments made on long-term debt. Additionally, during the nine months ended September 30, 2016, net cash payments related to income taxes were $9.8 million, as compared to the prior year period, in which we received $17.4 million of net cash refunds related to income taxes.
Investing Cash Flow

The following is a summary of our capital expenditures by segment:

	For the nine months ended September 30,
	2016	2015

	(in millions)
Midwest segment	$42.1	$30.0
South segment	21.6	18.7
West segment	6.7	6.9
Corporate and other, including development projects	2.7	1.9
Total capital expenditures	$73.1	$57.5

In addition to our capital expenditures summarized above, during the nine months ended September 30, 2016, we received $0.3 million in net proceeds from the disposition of land in Central City, Colorado, and $10.0 million from the collection of the deferred consideration in the form of a note receivable relating to our disposition of Ameristar Lake Charles, which was sold in November 2013.

On September 9, 2016, we closed on the purchase agreement with GLPC, pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania for base consideration of $138.0 million, subject to certain adjustments. As of September 30, 2016, the purchase price, after giving effect to estimated adjustments, for the Meadows business was $136.4 million, of which, $131.9 million has been paid and $4.5 million has been accrued, relating primarily to a final working capital adjustment. As a result of the transaction, we own and operate the Meadows’ gaming entertainment and harness racing business subject to the Meadows Lease.

The Meadows Lease provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. The initial annual rent is $25.4 million, payable in monthly installments, and comprised of a base rent of $14.0 million, which is subject to certain adjustments, and an initial percentage rent of $11.4 million. The base rent is fixed for the first year and, beginning in the second year of the lease, subject to an annual escalation of up to 5% for the initial 10-year term or until the lease year in which base rent plus percentage rent is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 1.8:1 during lease year two, 1.9:1 during lease year three and 2.0:1 during lease year four and thereafter. The percentage rent is fixed for the first two years and will be adjusted every two years to establish a new fixed amount for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period.

Our intention is to use existing cash resources, expected cash flows from operations and funds available under our Senior Secured Credit Facilities to fund operations, maintain existing properties, make necessary debt service payments, make necessary Master Lease and Meadows Lease payments, and fund any potential acquisition and development projects. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible.

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
Fourteen of our sixteen gaming facilities are subject to the Master Lease with GLPI. Under the Master Lease, the initial annual aggregate lease payment is $377 million and rent is payable in monthly installments. The rent is comprised of base rent, which includes a land and a building component, and percentage rent. In the first year of the lease, the land base rent, the building base rent, and the percentage rent are $44 million, $289 million, and $44 million, respectively.
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

Total payments under the Master Lease, which commenced on April 28, 2016, were $95.0 million for the three months ended September 30, 2016, of which $83.6 million was recognized as interest expense and $11.4 million reduced the financing obligation. Total payments were $161.1 million for the nine months ended September 30, 2016, of which $141.9 million was recognized as interest expense and $19.2 million reduced the financing obligation.
Financing in Connection with the Spin-Off and Merger
In connection with the Spin-Off and Merger, on April 28, 2016, the Company made a dividend to Former Pinnacle in the amount of $808.4 million (the “Cash Payment”), which was equal to the amount of existing debt outstanding of Former Pinnacle as of April 28, 2016, less approximately $2.7 billion that GLPI assumed pursuant to the Merger Agreement. Immediately prior to the consummation of the Spin-Off and Merger, the August 2013 amended and restated credit agreement (“Former Senior Secured Credit Facilities”) was repaid in full and terminated and the 6.375% senior notes due 2021 (“6.375% Notes”), the 7.50% senior notes due 2021 (“7.50% Notes”) and the 7.75% senior subordinated notes due 2022 (“7.75% Notes”) were redeemed. Former Pinnacle’s indenture governing its 8.75% senior subordinated notes due 2020 (“8.75% Notes”) was redeemed on May 15, 2016. Following the consummation of the Spin-Off and Merger, the Company had no outstanding obligations under the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes.
On April 28, 2016 (the “Closing Date”), the Company completed its debt financings in connection with the Merger, consisting of (i) $375.0 million aggregate principal amount of 5.625% senior notes due 2024 (the “Existing 5.625% Notes”) and (ii) the credit agreement among the Company and certain lenders thereto (the “Credit Agreement”), comprised of (x) a $185.0 million term loan A facility with a maturity of five years (the “Term Loan A Facility”), (y) a $300.0 million term loan B facility with a maturity of seven years (the “Term Loan B Facility”) and (z) a $400.0 million revolving credit facility with a maturity of five years (the “Revolving Credit Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “Senior Secured Credit Facilities”).
The proceeds of the Senior Secured Credit Facilities, together with the proceeds of the Existing 5.625% Notes were used on the Closing Date (i) to make the Cash Payment and (ii) to pay fees and expenses related to the issuance of the Senior Secured Credit Facilities and the Existing 5.625% Notes. Proceeds from loans under the Revolving Credit Facility are used for working capital, to fund permitted dividends, distributions and acquisitions, for general corporate purposes and for any other purpose not prohibited by the Credit Agreement.

Senior Secured Credit Facilities

As of September 30, 2016, we had $155.0 million drawn under the Revolving Credit Facility, $182.7 million of loans outstanding under the Term Loan A Facility, $251.2 million of loans outstanding under the Term Loan B Facility and had $11.0 million committed under various letters of credit. As noted above, the acquisition of Meadows was funded with proceeds from borrowings under the Revolving Credit Facility. In October 2016, the net proceeds from the issuance of Additional 5.625% Notes (as defined below) were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility.

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

5.625% Senior Notes due 2024: The Existing 5.625% Notes were issued at par, mature on May 1, 2024, and bear interest at the rate of 5.625% per annum. Interest on the Existing 5.625% Notes is payable semi-annually on May 1st and November 1st of each year, commencing November 1, 2016. On October 12, 2016, we issued an additional $125.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the “Additional 5.625% Notes” and together with the Existing 5.625% Notes, the “5.625% Notes”), which are under the indenture governing the Existing 5.625% Notes issued on April 28, 2016, as amended and supplemented by that certain first supplemental indenture, dated as of October 12, 2016. The Additional 5.625% Notes were issued at par plus a premium of 50 basis points. We financed the purchase of the Meadows with our Revolving Credit Facility and the net proceeds from the issuance of the Additional 5.625% Notes were used to repay a portion of the outstanding borrowings under our Revolving Credit Facility. The 5.625% Notes were issued pursuant to Rule 144A of the Securities Act of 1933. We are required to file a registration statement on Form S-4 to register the 5.625% Notes, which must be declared effective by the SEC by July 30, 2017.

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

The 5.625% Notes are the Company’s senior unsecured obligations and rank pari passu in right of payment with all of the Company’s senior indebtedness, and senior in right of payment to all of the Company’s subordinated indebtedness, without giving effect to collateral arrangements. The 5.625% Notes are effectively subordinated to the Company’s secured indebtedness, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such indebtedness. The 5.625% Notes are not guaranteed by any of the Company’s subsidiaries, except in the event that the Company in the future incurs certain subsidiary-guaranteed unsecured indebtedness, and, therefore, the 5.625% Notes will be structurally subordinated to all liabilities of the Company’s subsidiaries, including their guarantees of the Company’s Senior Secured Credit Facilities.

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

As of September 30, 2016, we were in compliance with the financial covenant ratios under the Senior Secured Credit Facilities and indenture governing the Company’s 5.625% Notes and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

Share Repurchase Programs

In May 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million of our common stock, which we completed in July 2016. In August 2016, our Board of Directors authorized an additional share repurchase program of up to $50.0 million of our common stock. The cost of the shares acquired is treated as a reduction to stockholders’ equity. During the three and nine months ended September 30, 2016, we repurchased 3.3 million shares and 5.5 million shares, respectively, of common stock and reduced stockholders’ equity by $36.6 million and $61.3 million, respectively, under both programs. As of November 9, 2016, under the current share repurchase program, we have repurchased 1.7 million shares of our common stock for $20.1 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Below summarizes the material changes that have occurred during the three months ended September 30, 2016 to our contractual obligations and commitments as disclosed in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016.
On September 9, 2016, we closed on a purchase agreement GLP Capital, L.P. (“GLPC”), a subsidiary of GLPI, pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania. In conjunction with the transaction, we entered into a triple-net lease of the underlying real property with GLPI (the “Meadows Lease”). The Meadows Lease provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. The initial annual rent will be $25.4 million, comprised of a base rent of $14.0 million, which is subject to certain adjustments and annual escalation in the future, and an initial percentage rent of $11.4 million, which adjusts every two years.
On October 12, 2016, we issued an additional $125.0 million in aggregate principal amount of 5.625% senior notes due 2024 at par plus a premium of 50 basis points, which are under the indenture governing the 5.625% senior notes due 2024 issued on April 28, 2016, as amended and supplemented by that certain first supplemental indenture, dated as of October 12, 2016.
For further information regarding these transactions, please see Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

CRITICAL ACCOUNTING ESTIMATES
A description of our critical accounting estimates can be found in Item 7 of our Information Statement included as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements for the year ended December 31, 2015 in our Information Statement included as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016. There were no newly identified critical accounting policies and estimates in the third quarter of 2016, nor were there any material changes to the critical accounting policies and estimates discussed for the year ended December 31, 2015 in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, the expected results of operations and future operating performance and future growth, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and economy, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters; the ability of the Company to continue to meet its financial and other covenants governing its indebtedness, the Master Lease with GLPI and the lease for The Meadows Racetrack and Casino (the “Meadows”); the expected synergies and benefits of the acquisition of the Meadows; the Company’s anticipated future capital expenditures, ability to implement strategies to improve revenues and operating margins at the Company’s properties, reduce costs and debt, the Company’s ability to successfully implement marketing programs to increase revenue at the Company’s properties, and the Company’s ability to improve operations and performance, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, including this Quarterly Report on Form 10-Q, our Information Statement included as Exhibit 99.1 to our Registration Statement on Form 10 filed in final form on April 11, 2016 and the risk factors described therein as well as the risk factors discussed in this Form 10-Q in Part II. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

•	Our business is particularly sensitive to reductions in consumers’ discretionary spending as a result of downturns in the economy or other changes we cannot accurately predict;

•
The gaming industry is very competitive and increased competition, including through legislative legalization or expansion of gaming by states in or near where we operate facilities or through Native American gaming facilities and Internet gaming, could adversely affect our financial results;

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

•
We are required to pay a significant portion of our cash flows pursuant to and subject to the terms and conditions of the Master Lease and the Meadows Lease, which could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes;

•	Certain provisions of the Master Lease and the Meadows Lease restrict our ability to freely operate and could have an adverse effect on our business and financial condition;

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

•
Our indebtedness (including our obligations under the 5.625% senior notes due 2024, the Credit Facilities and the Master Lease) and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations;

•	Our indebtedness imposes restrictive covenants on us;

•
To service our indebtedness and make payments under the Master Lease and the Meadows Lease, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control;

•	Our ability to obtain additional financing on commercially reasonable terms may be limited;

•	We may experience an impairment of our goodwill, other intangible assets, or long-lived assets, which could adversely affect our financial condition and results of operations;

•	Insufficient or lower-than-expected results generated from our new developments and acquisitions may negatively affect our operating results and financial condition;

•	Rising operating costs at our gaming facilities could have a negative impact on our business;

•	Recessions have affected our business and financial condition, and economic conditions may continue to affect us in ways that we currently cannot accurately predict;

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

•	Work stoppages, organizing drives and other labor problems could negatively impact our future profits;

•	We face environmental and archaeological regulation of the real estate on which we operate;

•	We are subject to certain federal, state and other regulations;

•	Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets;

•	We are subject to extensive governmental regulations that impose restrictions on the ownership and transfer of our securities; and

•	The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

In addition, these forward-looking statements could be affected by general domestic and international economic and political conditions, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents, as well as market conditions in our industry.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the “Risk Factors” in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016 and the risk factors in this Form 10-Q and review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of September 30, 2016, we had $155.0 million drawn under our Revolving Credit Facility and had $11.0 million committed under various letters of credit. In addition, as of September 30, 2016, we had $182.7 million and $251.2 million of principal outstanding under the Term Loan A Facility and the Term Loan B Facility, respectively.
We financed the purchase of the Meadows, which was on September 9, 2016, with our Revolving Credit Facility. On October 12, 2016, we issued an additional $125.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the “Additional 5.625% Notes”), which are under the indenture governing our existing 5.625% senior notes due 2024 issued on April 28, 2016 (the “Existing 5.625% Notes” and together with the Additional 5.625% Notes, the “5.625% Notes”), as amended and supplemented by that certain first supplemental indenture, dated as of October 12, 2016. The net proceeds from the issuance of the Additional 5.625% Notes were used to repay a portion of the outstanding borrowings under our Revolving Credit Facility.
Loans under the Term Loan A Facility and Revolving Credit Facility bore interest at a rate per annum equal to, at our option, LIBOR plus 2.00% or the base rate plus 1.00% as of September 30, 2016. Beginning in the fourth quarter of 2016, such loans bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter. Loans under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, LIBOR plus 3.00% or the base rate plus 2.00% and in no event will LIBOR be less than 0.75%.
As of September 30, 2016, for every 50 basis points decrease in LIBOR, our annual interest expense would decrease by approximately $1.7 million, assuming constant debt levels. As of September 30, 2016, if LIBOR were to increase by 50 basis points, our annual interest expense would increase by approximately $2.4 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations as of September 30, 2016. As of September 30, 2016, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—	$—	$155,000	$155,000	$151,900
Interest Rate	2.53%	2.53%	2.53%	2.53%	2.53%	2.53%	2.53%
Term Loan A Facility	$2,313	$9,250	$11,563	$16,187	$18,500	$124,875	$182,688	$180,404
Interest Rate	2.53%	2.53%	2.53%	2.53%	2.53%	2.53%	2.53%
Term Loan B Facility	$750	$3,000	$3,000	$3,000	$3,000	$238,500	$251,250	$252,506
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
5.625% Notes	$—	$—	$—	$—	$—	$375,000	$375,000	$378,750
Interest Rate	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%
Other	$2	$8	$8	$9	$10	$41	$78	$78
Interest Rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2016. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making our assessment of changes in internal control over financial reporting as of September 30, 2016, we have excluded the acquired Meadows operations because these operations were acquired in a business combination on September 9, 2016. These operations represent approximately 3.5% of our total assets as of September 30, 2016 and approximately 2.6% of our total net revenues for the quarter ended September 30, 2016. We intend to disclose any material changes in internal control over financial reporting with respect to the Meadows operations in the first annual assessment of internal control over financial reporting in which we are required to include the Meadows operations.

PART II
Item 1. Legal Proceedings

We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

The following are modified risk factors that should be read in conjunction with the “Risk Factors” in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC in final form on April 11, 2016.

We are required to pay a significant portion of our cash flows pursuant to and subject to the terms and conditions of the Master Lease and the Meadows Lease, which could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes.

We are required to pay a significant portion of our cash flow from operations to GLPI pursuant to and subject to the terms and conditions of the Leases. Under the Master Lease, the initial annual aggregate rent payable by Pinnacle MLS, LLC, the tenant under the Master Lease, is $377 million. In addition, under the Meadows Lease, the initial annual aggregate rent payable by PNK Development 33, LLC, the tenant under the Meadows Lease, is $25.4 million. The term “Leases” refers collectively to the Master Lease and the Meadows Lease. As a result of our significantly reduced cash flow, our ability to fund our own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the Leases may:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness and to obtain additional indebtedness;

•	increase our vulnerability to general or regional adverse economic and industry conditions or a downturn in our business;

•
require us to dedicate a substantial portion of our cash flow from operations to making lease obligation payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	restrict our ability to raise capital, make acquisitions, divestitures and engage in other significant transactions.

Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations.

The following are certain provisions of the Leases which restrict our ability to freely operate and could have an adverse effect on our business and financial condition:

•
Escalations in Rent-We are obligated to pay base rent under the Master Lease, and base rent is composed of building base rent and land base rent. After the first year of the Master Lease term, building base rent is subject to an annual escalation of up to 2% and we may be required to pay the escalated building base rent regardless of our revenues, cash flow or general financial condition. We are also obligated to pay base rent under the Meadows Lease, and, after the first year of the Meadows Lease term, base rent is subject to annual escalation of 5% for the initial 10-year term or until the lease year in which base rent plus percentage rent is a total of $31 million plus the free play tax rent adjustment (if any) and thereafter is subject to annual escalation of up to 2% and we may be required to pay the escalated base rent regardless of the Meadows’ revenues, cash flow or general financial condition. In addition, the Meadows Lease provides for additional adjustments to base rent under certain circumstances.

•
Variable Rent-We are obligated to pay percentage rent under the Master Lease, which is re-calculated every two years. Such percentage rent shall equal 4% of the excess (if any) of (i) the average net revenues for the trailing two-year period over (ii) 50% of the trailing 12 months net revenues as of the month ending immediately prior to the execution of the Master Lease. We may be required to pay an increase in percentage rent based on increases in net revenues without a corresponding increase in our profits. We are also obligated to pay percentage rent under the Meadows

Lease, which is re-calculated every two years. Such percentage rent shall equal 4% of the average annual net revenues of the lessee from the Meadows premises during the trailing two-lease-year period. We may be required to pay an increase in Meadows Lease percentage rent based on increases in net revenues without a corresponding increase in Meadows’ profits.

•
New Developments-If we develop, build or acquire a new facility which is located within a 60 mile radius of a facility that is subject to the Master Lease, the annual percentage rent due from the affected existing facility subject to the Master Lease may thereafter be subject to a floor. Therefore, our percentage rent may not decline as a result of a subsequent decline in revenues at the leased properties. If we develop, build or acquire a new facility which is located within a 25 mile radius of the Meadows (excluding the Harmar off-track betting facility, but only for so long as we are not eligible to operate slot machines or gaming tables within the Harmar facility), the annual percentage rent due under the Meadows Lease may thereafter be subject to a floor.

•
Guaranty by Parent-In connection with certain assignments of the Master Lease, the ultimate parent company of such assignee of the Master Lease must execute a guaranty and shall be required to be solvent. In connection with certain assignments of the Meadows Lease or change of control transactions, the ultimate parent company of such assignee of the Meadows Lease or person acquiring control must execute a guaranty of the Meadows Lease.

Such requirement may limit our ability to freely assign the Leases or pursue certain transactions.

•
Lease Guaranties-The Master Lease is guaranteed by Tenant’s parent and certain subsidiaries of Tenant (the “Lease Guarantors”). A default under any of the Master Lease guaranties that is not cured within applicable grace periods will constitute an event of default under the Master Lease. The Meadows Lease is guaranteed by Pinnacle.

•
Cross-Defaults-If we or any of the Lease Guarantors fail to pay or bond final judgments aggregating in excess of $100 million, and such judgments are not discharged, waived or stayed within 45 days, an event of default will arise under the Master Lease.

•
GLPI’s Mortgage Financing-We and the Lease Guarantors have agreed to satisfy certain non-monetary obligations that may be imposed if GLPI mortgages the properties that are subject to the Master Lease. These non-monetary mortgage obligations may include, among other similar items, compliance with covenants related to the maintenance and repair of such properties, the procurement of insurance policies, and the operation of the properties in compliance with the mortgage documents; provided, that such obligations cannot adversely increase our non-monetary obligations under the Master Lease or diminish our rights under the Master Lease, each in any material respect. A default by us or the Lease Guarantors under these nonmonetary obligations that results in an acceleration of GLPI’s mortgage financing will constitute an event of default under the Master Lease. We have agreed to satisfy the same types of non-monetary obligations that may be imposed if the lessor entities under the Meadows Lease or their affiliates mortgage the properties that are subject to the Meadows Lease, subject to similar limitations.

•
Effect of End of Term or Not Renewing the Leases-If we do not renew the Master Lease at the stipulated renewals or we do not enter into a new Master Lease at the end of the term, we will be required to sell the business of Tenant. If we cannot agree upon acceptable terms of sale with a qualified successor tenant within a three month period after potential successive tenants are identified, GLPI will select the successor tenant to purchase our business through a competitive auction. If this occurs, we will be required to transfer our business to the highest bidder at the auction, subject to regulatory approvals. The Meadows Lease contains a similar provision with respect to the operating business of the Meadows if we do not renew the Meadows Lease at the stipulated renewals or we do not enter into a new Meadows Lease at the end of the term.

•
Accounting Treatment-The Master Lease does not qualify for sale-leaseback accounting treatment, which results in the Master Lease being presented as a financing obligation in our financial statements in accordance with GAAP. As a result, our financial statements look materially different than the financial statements would have looked had the Master Lease qualified for sale-leaseback accounting treatment, which could impact the demand for our common stock. The Meadows Lease is accounted for as an operating lease; thereby, rent expense is recorded on a straight-line basis using the minimum lease payments over the lease term, which has been determined to be 10 years.

Substantially all of our gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with GLPI, which could have a material adverse effect on our business, financial position or results of operations.

We lease fourteen of the gaming facilities we operate pursuant to the Master Lease with GLPI and we lease the Meadows Racetrack and Casino pursuant to the Meadows Lease with GLPI. The Leases provide that GLPI may terminate each Lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of either of the Leases could result in a default under our debt agreements and could have a material adverse effect on our business, financial position or results of operations. There can also be no assurance that we will be able to comply with our obligations under the Leases in the future.

Each of the Leases is a “triple-net lease.” Accordingly, in addition to rent, we are required to pay among other things the following: (i) all facility maintenance, (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties, (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (iv) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring the costs described in the preceding sentence notwithstanding the fact that many of the benefits received in exchange for such costs shall in part accrue to GLPI as owner of the associated facilities.

In addition, if some of our leased facilities should prove to be unprofitable, we could remain obligated for lease payments and other obligations under the Leases even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Securities and Use of Proceeds

The following table contains information with respect to purchases made by or on behalf of Pinnacle or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may be Purchased Under the Plans or Programs (2)(3)
July 1 - July 31, 2016	2,308,003	$10.99	2,308,003	$—
August 1 - August 31, 2016	334,862	$11.85	334,862	$46,032,020
September 1 - September 30, 2016	608,465	$11.95	608,465	$38,760,028
Total	3,251,330	$11.26	3,251,330	$38,760,028

(1)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(2)
As announced on May 27, 2016, the Company’s Board of Directors approved a share repurchase program of up to $50.0 million of our common stock, which we completed in July 2016 having repurchased a total of 4.5 million shares of our common stock under the program.

(3)
In August 2016, the Company’s Board of Directors authorized an additional share repurchase program of up to $50.0 million of our common stock. As of November 9, 2016, under the current share repurchase program, we have repurchased 1.7 million shares of our common stock for $20.1 million.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1†
Separation and Distribution Agreement, dated as of April 28, 2016, by and among PNK Entertainment, Inc. and Pinnacle Entertainment, Inc., and, solely with respect to Article VIII, Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.2†
Master Lease, dated as of April 28, 2016, by and between Pinnacle MLS, LLC and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.3*	First Amendment to Master Lease, dated as of August 29, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC.

2.4*	Second Amendment to Master Lease, dated as of October 25, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC.

2.5
Employee Matters Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.6
Credit Agreement, dated as of April 28, 2016, among PNK Entertainment, Inc., the subsidiaries of PNK Entertainment, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent is hereby incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.7†
Purchase Agreement dated March 29, 2016 by and among PNK Entertainment, Inc. and GLP Capital, L.P. is hereby incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016. (SEC File No. 001-37666)

3.1
Amended and Restated Certificate of Incorporation of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 20, 2016. (SEC File No. 001-37666)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

3.3
Amended and Restated Bylaws of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

4.1
Indenture dated as of April 28, 2016, governing the 5.625% Senior Notes due 2024, by and between PNK Entertainment, Inc. and Deutsche Bank Trust Company Americas, as Trustee is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

4.2
Form of 5.625% Senior Note due 2024 is hereby incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 28, 2016 (which is included as Exhibit A to Exhibit 4.1). (SEC File No. 001-37666)

4.3
First Supplemental Indenture, dated as of October 12, 2016, by and between Pinnacle Entertainment, Inc. and Deutsche Bank Trust Company Americas, as Trustee is hereby incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 12, 2016. (SEC File No. 001-37666)

4.4
Registration Rights Agreement, dated as of April 28, 2016, among PNK Entertainment, Inc. and the representatives of the initial purchasers party thereto is hereby incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

4.5
Registration Rights Agreement, dated as of October 12, 2016, among Pinnacle Entertainment, Inc. and the representatives of the initial purchasers party thereto is hereby incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 12, 2016. (SEC File No. 001-37666)

Exhibit Number	Description of Exhibit
10.1
Lease dated September 9, 2016, by and between PNK Development 33, LLC, PA Meadows, LLC, WTA II, Inc.,
and CCR Pennsylvania Racing, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 13, 2016. (SEC File No. 001-37666)

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	November 14, 2016	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1†
Separation and Distribution Agreement, dated as of April 28, 2016, by and among PNK Entertainment, Inc. and Pinnacle Entertainment, Inc., and, solely with respect to Article VIII, Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.2†
Master Lease, dated as of April 28, 2016, by and between Pinnacle MLS, LLC and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.3*	First Amendment to Master Lease, dated as of August 29, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC.

2.4*	Second Amendment to Master Lease, dated as of October 25, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC.

2.5
Employee Matters Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.6
Credit Agreement, dated as of April 28, 2016, among PNK Entertainment, Inc., the subsidiaries of PNK Entertainment, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent is hereby incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

2.7†
Purchase Agreement dated March 29, 2016 by and among PNK Entertainment, Inc. and GLP Capital, L.P. is hereby incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016. (SEC File No. 001-37666)

3.1
Amended and Restated Certificate of Incorporation of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 20, 2016. (SEC File No. 001-37666)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

3.3
Amended and Restated Bylaws of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

4.1
Indenture dated as of April 28, 2016, governing the 5.625% Senior Notes due 2024, by and between PNK Entertainment, Inc. and Deutsche Bank Trust Company Americas, as Trustee is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

4.2
Form of 5.625% Senior Note due 2024 is hereby incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 28, 2016 (which is included as Exhibit A to Exhibit 4.1). (SEC File No. 001-37666)

4.3
First Supplemental Indenture, dated as of October 12, 2016, by and between Pinnacle Entertainment, Inc. and Deutsche Bank Trust Company Americas, as Trustee is hereby incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 12, 2016. (SEC File No. 001-37666)

4.4
Registration Rights Agreement, dated as of April 28, 2016, among PNK Entertainment, Inc. and the representatives of the initial purchasers party thereto is hereby incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

4.5
Registration Rights Agreement, dated as of October 12, 2016, among Pinnacle Entertainment, Inc. and the representatives of the initial purchasers party thereto is hereby incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 12, 2016. (SEC File No. 001-37666)

Exhibit Number	Description of Exhibit
10.1
Lease dated September 9, 2016, by and between PNK Development 33, LLC, PA Meadows, LLC, WTA II, Inc.,
and CCR Pennsylvania Racing, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 13, 2016. (SEC File No. 001-37666)

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):
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