Form 10-K
period 2016-12-31
Pinnacle Entertainment, Inc.
filed 2017-02-28
CIK 1656239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-37666
PINNACLE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-4668380 (I.R.S. Employer Identification No.)
3980 Howard Hughes Parkway
Las Vegas, Nevada 89169
(Address of principal executive offices) (Zip Code)
(702) 541-7777
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2016 was $640 million based on a closing price of $11.08 per share of common stock as reported on The NASDAQ Stock Market LLC.
The number of outstanding shares of the registrant’s common stock as of the close of business on February 23, 2017 was 55,973,160.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2017 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PINNACLE ENTERTAINMENT, INC.

(Continued)

Exhibit 10.21
Exhibit 11
Exhibit 12
Exhibit 21
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 99.1
EX101 Instance Document
EX101 Schema Document
EX101 Calculation Linkbase Document
EX101 Definition Linkbase Document
EX101 Label Linkbase Document
EX101 Presentation Linkbase Document

PART I

Item 1.	Business

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment businesses. References herein to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates. References to “Former Pinnacle” refer to Pinnacle Entertainment, Inc. prior to the Spin-Off and Merger (as such terms are defined below).

We own and operate 16 gaming, hospitality and entertainment businesses, of which 15 operate in leased facilities. Our owned facilities are located in Ohio and our leased facilities are located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, and Pennsylvania, subject to the Master Lease and the Meadows Lease (as such terms are defined below). We also hold a majority interest in the racing license owner, and we are a party to a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. Additionally, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour.

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and our mychoice customer loyalty program. We seek to improve cash flows by focusing on operational excellence and efficiency while meeting our guests’ expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain the existing facilities in which we operate, while growing the number of businesses we own and operate by pursuing opportunities to either acquire or develop gaming, hospitality and entertainment businesses. We intend to diversify our revenue sources by growing our portfolio of businesses and facilities, while remaining gaming, hospitality and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

Highlights of 2016 include the following:

•
In April 2016, Former Pinnacle completed the transactions under the terms of a definitive agreement (the “Merger Agreement”) with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust. Pursuant to the terms of the Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into the Company, a newly formed subsidiary initially named PNK Entertainment, Inc., and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of the Company (such distribution referred to as the “Spin-Off”). Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), then merged with and into Former Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI. Following the Merger, the Company was renamed Pinnacle Entertainment, Inc., and operates 14 of its gaming, hospitality and entertainment businesses under a triple-net master lease agreement for the facilities acquired by GLPI (the “Master Lease”). The Master Lease has an initial term of 10 years with five subsequent, five-year renewal periods at our option. The Company currently pays annual rent of $377 million to GLPI.

•
In April 2016, immediately prior to the consummation of the Spin-Off and Merger, Former Pinnacle’s amended and restated credit agreement (the “Former Senior Secured Credit Facilities”) was repaid in full and terminated and its 6.375% senior notes due 2021, 7.50% senior notes due 2021 and 7.75% senior subordinated notes due 2022 were redeemed. In addition, Former Pinnacle’s 8.75% senior subordinated notes due 2020 were satisfied and discharged in April 2016, and were subsequently redeemed in May 2016. During 2016, prior to the Spin-Off and Merger, we repaid $68.4 million of loans under the Former Senior Secured Credit Facilities, net of borrowings.

•
In connection with the Spin-Off and Merger, in April 2016, we entered into a credit agreement (the “Senior Secured Credit Facilities”) with certain lenders, which is comprised of (i) a $185.0 million term loan A facility, (ii) a $300.0 million term loan B facility and (iii) a $400.0 million revolving credit facility (the “Revolving Credit Facility”). Subsequent to their issuance, during 2016, we repaid $32.2 million of loans under the Senior Secured Credit Facilities, net of borrowings. In addition, during 2016, we issued $500.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the “5.625% Notes”).

•
In May 2016, our Board of Directors authorized a share repurchase program of up to $50.0 million of our common stock, which we completed in July 2016. In August 2016, our Board of Directors authorized an additional share repurchase program of up to $50.0 million of our common stock. During the year ended December 31, 2016, we repurchased 6.2 million shares of common stock for $70.2 million under both programs.

•
In September 2016, we closed on a purchase agreement (the “Purchase Agreement”) with GLP Capital, L.P. (“GLPC”), a subsidiary of GLPI, pursuant to which we acquired The Meadows Racetrack and Casino (the “Meadows”) business located in Washington, Pennsylvania for base consideration of $138.0 million, subject to certain adjustments. As a result of the transaction, we own and operate the Meadows’ gaming, entertainment and harness racing business subject to a triple-net lease of its underlying real estate with GLPI (the “Meadows Lease,” and together with the Master Lease, the “Leases”).

Over the last several years, our operations have grown through strategic acquisitions, notably the August 2013 acquisition of Ameristar Casinos, Inc. (“Ameristar”) and the September 2016 acquisition of the Meadows as well as through the development and opening of three properties: Belterra Park in Cincinnati, Ohio; L’Auberge Baton Rouge in Baton Rouge, Louisiana; and River City in St. Louis, Missouri. We have also made strategic dispositions over the last several years, including the equity interests in subsidiaries that operated the Lumiére Place Casino, HoteLumiére, and the Four Seasons Hotel St. Louis (collectively, the “Lumiére Place Casino and Hotels”); the equity interest of Ameristar Casino Lake Charles, LLC; and the Boomtown Reno operations.

Additionally, our business was impacted by the Spin-Off and Merger transactions that occurred in April 2016, where we now operate 14 gaming, hospitality and entertainment businesses in leased gaming facilities subject to the Master Lease. Prior to the Spin-Off and Merger, the gaming facilities within which we operated our gaming, hospitality and entertainment businesses were owned by Former Pinnacle.

Operating Properties

The following table presents selected statistical and other information concerning the properties where we operate our businesses as of December 31, 2016:

	Location	Opening Year	Casino Square Footage	Slot Machines/Video Lottery Terminals	Table Games	Hotel Rooms (1)	Food & Beverage Outlets (2)	Parking Spaces
Midwest segment
Ameristar Council Bluffs (3)	Council Bluffs, IA	1996	38,500	1,465	24	444	8	3,027
Ameristar East Chicago (3)	East Chicago, IN	1997	56,000	1,729	68	288	6	2,468
Ameristar Kansas City (3)	Kansas City, MO	1997	140,000	2,154	71	184	12	8,320
Ameristar St. Charles (3)	St. Charles, MO	1994	130,000	2,410	104	397	15	6,775
Belterra (3)	Florence, IN	2000	47,000	1,165	47	662	6	2,528
Belterra Park	Cincinnati, OH	2014	51,800	1,376	—	—	6	2,318
Meadows (4)	Washington, PA	2009	131,000	3,114	67	—	15	3,912
River City (3)	St. Louis, MO	2010	90,000	1,938	52	200	10	4,122

South segment
Ameristar Vicksburg (3)	Vicksburg, MS	1994	70,000	1,404	42	149	4	3,063
Boomtown Bossier City (3)	Bossier City, LA	1996	30,000	865	16	187	4	1,867
Boomtown New Orleans (3)	New Orleans, LA	1994	30,000	1,206	33	150	5	1,907
L’Auberge Baton Rouge (3)	Baton Rouge, LA	2012	74,000	1,440	49	205	9	2,689
L’Auberge Lake Charles (3)	Lake Charles, LA	2005	70,000	1,547	75	995	10	3,236

West segment
Ameristar Black Hawk (3)	Black Hawk, CO	2001	56,000	1,180	62	535	5	1,500
Cactus Petes and Horseshu (3)	Jackpot, NV	1956	29,000	764	20	416	9	912
			1,043,300	23,757	730	4,812	124	48,644

(1)
Includes 284 rooms at Ameristar Council Bluffs operated by a third party and located on land leased by us and subleased to such third party and 54 rooms at Belterra relating to the Ogle Haus Inn, which is operated by us and located in close proximity to Belterra.

(2)	Includes one outlet each at Ameristar East Chicago, Ameristar Kansas City and Meadows that are subleased to and operated by third parties.

(3)	We lease the real estate associated with these gaming facilities under the terms of the Master Lease.

(4)	We acquired the Meadows on September 9, 2016. We lease the real estate associated with this gaming facility under the terms of the Meadows Lease.
Midwest Segment
Our Ameristar Council Bluffs business is located across the Missouri River from Omaha, Nebraska, and includes the largest riverboat in Iowa. This location serves the Omaha and southwestern Iowa markets. Ameristar Council Bluffs operates one of three gaming licenses issued in the Council Bluffs gaming market pursuant to an operating agreement with Iowa West Racing Association. The two other licenses are operated by a single company and consist of two land-based casinos.
Our Ameristar East Chicago business is located approximately 25 miles from downtown Chicago, Illinois and serves metropolitan Chicago and Northwest Indiana. Ameristar East Chicago’s core competitive markets include Northwest Indiana and Northeast Illinois.
Our Ameristar Kansas City business, located seven miles from downtown Kansas City, Missouri, has one of the largest casino floors in Missouri. The property attracts guests from the greater Kansas City area, as well as regional overnight guests. Ameristar Kansas City competes with several other gaming operations located in or around Kansas City, Missouri, and other regional Midwest markets.
Our Ameristar St. Charles and River City businesses are located in the St. Louis, Missouri metropolitan area. Ameristar St. Charles is located in St. Charles at the Missouri River, strategically situated to attract guests from the St. Charles and the greater St. Louis areas, as well as tourists from outside the region. The property, which is in close proximity to the St. Charles convention facility, is located on approximately 52 acres along the western bank of the Missouri River. Our River City business is located on approximately 56 acres just south of the confluence of the Mississippi River and the River des Peres in the south St. Louis community of Lemay, Missouri. Both of our St. Louis businesses compete with other gaming operations located in the metropolitan St. Louis area and other regional Midwest markets. Two of these competitors are located in Illinois.
Our southern Indiana business, Belterra, is located along the Ohio River near Vevay, Indiana, approximately 50 minutes from downtown Cincinnati, Ohio, 70 minutes from Louisville, Kentucky, and 90 minutes from Lexington, Kentucky. Belterra is also approximately two and one-half hours from Indianapolis, Indiana. Belterra currently competes with four dockside riverboat casinos; a casino-resort in French Lick, Indiana, approximately 100 miles west of Belterra, two racetrack casinos in the Indianapolis, Indiana metropolitan area, and multiple casino and racino developments in the state of Ohio, including our Belterra Park property.
Our Belterra Park business is located in Cincinnati, Ohio, situated on approximately 160 acres of land, 40 of which are undeveloped. Following an extensive re-development project, the property re-opened in May 2014 as a gaming and entertainment center offering live racing, pari-mutuel wagering, video lottery terminal (“VLT”) gaming, six restaurants, a VIP lounge, and new racing facilities. Belterra Park faces competition from casinos and racinos in Ohio and Indiana, including our Belterra business. The building and the land underlying Belterra Park are not subject to the Master Lease.
Our Meadows business is located in Washington, Pennsylvania, approximately 25 miles south of Pittsburgh, Pennsylvania. The Meadows is an integrated casino facility, which includes slot machines, table games, dining outlets, a simulcast betting parlor, an entertainment lounge, a harness racetrack and two multi-level parking garages. The Meadows faces competition from casinos and racinos in Ohio, Indiana, Pennsylvania and West Virginia. The building and the land underlying the Meadows are subject to the Meadows Lease.
South Segment
Our Ameristar Vicksburg business is located in Vicksburg, Mississippi along the Mississippi River approximately 45 miles west of Mississippi’s largest city, Jackson. Ameristar Vicksburg is the largest dockside casino in central Mississippi. The property caters primarily to guests from the Vicksburg and Jackson, Mississippi and Monroe, Louisiana areas, along with tourists visiting the area. Ameristar Vicksburg primarily competes with three other gaming operations located in Vicksburg, Mississippi. The property also faces competition from two casinos owned by a Native American tribe in Philadelphia, Mississippi, located about 70 miles east of Jackson and 115 miles east of Vicksburg and from gaming operations located in or immediately surrounding Biloxi, Mississippi and the broader Mississippi Gulf Coast area.
Our Boomtown Bossier City business is located in Bossier City, Louisiana. Boomtown Bossier City features a hotel adjoining a dockside riverboat casino and competes with five dockside riverboat casino-hotels, a racetrack slot operation and large Native American casinos in southern Oklahoma. Such Native American facilities are approximately 60 miles north of Dallas, Texas.
Our Boomtown New Orleans business is the only casino in the West Bank area, across the Mississippi River from downtown New Orleans, Louisiana. Boomtown New Orleans competes with a large land-based casino in downtown New Orleans, two riverboat casinos, a racetrack with slot machines and numerous truck stop casinos with video poker machines, as well as casinos on the Mississippi Gulf Coast.
Our L’Auberge Baton Rouge business is located on a portion of the 577 acres of land approximately ten miles southeast of downtown Baton Rouge, Louisiana. L’Auberge Baton Rouge offers a fully integrated casino entertainment experience. L’Auberge Baton Rouge competes directly with two casinos in the Baton Rouge area and other resort facilities regionally in New Orleans and the Mississippi Gulf Coast. Following the Spin-Off, we continue to own approximately 478 acres of excess land adjacent to this location.
Our L’Auberge Lake Charles business, located in Lake Charles, Louisiana, offers one of the closest full-scale casino-hotel facilities to Houston, Texas, as well as to the Austin, Texas and San Antonio, Texas metropolitan areas. The location is approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively.
L’Auberge Lake Charles competes with other full-service regional and destination resort casinos, including those in Lake Charles, Louisiana; New Orleans, Louisiana; Biloxi, Mississippi; and Las Vegas, Nevada. Our business also competes with a land-based Native American casino, which is approximately 43 miles northeast of Lake Charles; a racetrack slot operation located approximately 25 miles to the west; and numerous truck stops with slot machines in many parishes of Louisiana. Following the Spin-Off, we continue to own 54 acres of excess land near L’Auberge Lake Charles.

West Segment
Our Ameristar Black Hawk business, located in the center of the Black Hawk gaming district, is approximately 40 miles west of Denver. The business caters primarily to patrons from the Denver metropolitan area and surrounding states and primarily competes with 23 other gaming operations located in the Black Hawk and Central City gaming market in Colorado.
Our Cactus Petes and Horseshu businesses (collectively, “the Jackpot Properties”) are located in Jackpot, Nevada, just south of the Idaho border. The Jackpot Properties serve guests primarily from Idaho, and secondarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces. The Jackpot Properties compete primarily with three other hotels and motels (all of which also have casinos) in Jackpot and a Native American casino and hotel near Pocatello, Idaho.

Other Assets and Operations

We own and operate the Heartland Poker Tour, which is a live and televised poker tournament series that broadcasts its events on hundreds of network television, cable and satellite stations.

We own 75.5% of the equity of Pinnacle Retama Partners, LLC, which is the owner of the racing license utilized in the operation of Retama Park Racetrack. We also have a management contract with Retama Development Corporation to manage the day-to-day operations of Retama Park Racetrack.

Financial information about segments and geographic areas is incorporated by reference from Notes 1 and 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Dispositions of Assets

In April 2016, we completed the sale of approximately 2 acres of land in Central City, Colorado for cash consideration of $0.3 million.

In April 2015, we completed the sale of approximately 40 acres of land in Springfield, Massachusetts, originally purchased by Ameristar for a possible future casino resort, for cash consideration of $12.0 million.

In April 2015, we completed the sale of approximately 783 acres of excess land surrounding Boomtown Reno for cash consideration of $13.1 million.

Competition
We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as properties in other states. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all, as compared to us. We believe that increased legalized gaming in certain states, particularly in areas close to where our existing gaming properties are located; the development or expansion of Native American gaming in or near the states in which we operate; and the potential legalization of internet gaming could create additional competition for us and could adversely affect our operations or proposed development projects.

Government Regulation and Gaming Issues

The gaming industry is highly regulated, and we must obtain and maintain certain licenses to continue our operations. Each of the casinos on which we operate is subject to extensive regulation under the laws, rules and regulations of the jurisdiction in which it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. For a more detailed description of the statutes and regulations to which we are subject, please see Exhibit 99.1 to this Annual Report on Form 10-K, “Government Regulation and Gaming Issues,” which is incorporated herein by reference.

Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had a material effect upon our capital expenditures, earnings or the competitive positions of our properties. From time to time, certain development projects may require substantial costs for environmental remediation due to prior use of our development sites. Our project budgets for such a site typically include amounts expected to cover the remediation work required.

Executive Officers of the Registrant
The persons serving as our executive officers and their positions with us are as follows:

NAME	POSITION WITH THE COMPANY
Anthony M. Sanfilippo	Chief Executive Officer and Director
Carlos A. Ruisanchez	President, Chief Financial Officer and Director
Donna S. Negrotto	Executive Vice President, Secretary and General Counsel
Virginia E. Shanks	Executive Vice President and Chief Administrative Officer
Troy A. Stremming	Executive Vice President, Government Relations and Public Affairs
Neil E. Walkoff	Executive Vice President, Operations

Directors of the Registrant
The following table lists our directors, their principal occupations and principal employers:

NAME	PRINCIPAL OCCUPATION & EMPLOYER
Anthony M. Sanfilippo	Chief Executive Officer of Pinnacle Entertainment, Inc.
Carlos A. Ruisanchez	President and Chief Financial Officer of Pinnacle Entertainment, Inc.
Charles L. Atwood	Corporate Director, Advisor and Lead Trustee, Equity Residential
Stephen C. Comer	Retired Accounting Firm Managing Partner
James L. Martineau	Non-executive Chairman of the Board of Pinnacle Entertainment, Inc., Business Advisor and Private Investor
Desirée Rogers	Chief Executive Officer of Johnson Publishing Company, LLC
Jaynie M. Studenmund	Corporate Director and Advisor

Other

As of December 31, 2016, we employed 16,092 full-time and part-time employees.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”) through our internet website, www.pnkinc.com. Our filings are also available through a database maintained by the SEC at www.sec.gov.

Item 1A.	Risk Factors

An investment in our securities is subject to risks inherent to our business. We have described below what we currently believe to be the material risks and uncertainties in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K.

This Annual Report on Form 10-K is qualified in its entirety by these risk factors. We also face other risks and uncertainties beyond what is described below. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of securities, including our common stock, could decline significantly. You could lose all or part of your investment.

Our business is particularly sensitive to reductions in consumers’ discretionary spending as a result of downturns in the economy or other changes we cannot accurately predict.

Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, and thus demand can be affected by changes in the economy that we cannot predict. We compete with a broad range of entertainment and leisure activities and consumer preferences may change. Perceived or actual unfavorable changes in general economic conditions, including recession, economic slowdown, high unemployment levels, housing and credit crises, high fuel or other transportation costs, and changes in consumer confidence may reduce disposable income of our customers or result in fewer patrons visiting our casinos. As a result, we cannot ensure that demand for entertainment and leisure activities will not be adversely affected or that customers will continue to want to frequent our facilities or continue to spend money at our facilities. Many of our younger customers do not play slot machines, which is where we derive the majority of our revenue. In the event that our customers do not use slot machines, this may have an adverse effect on our results of operations. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, rising interest rates, increasing energy costs, rising prices, inflation, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations.

The gaming industry is very competitive and increased competition, including through legislative legalization or expansion of gaming by states in or near where we operate facilities or through Native American gaming facilities and internet gaming, could adversely affect our financial results.

We face significant competition in all of the areas in which we operate. Increased competitive pressures may adversely affect our ability to continue to attract customers or affect our ability to compete efficiently.
Several of the facilities on which we operate are located in jurisdictions that restrict gaming to certain areas and/or may be affected by state laws that currently prohibit or restrict gaming operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for us, or create competitive pressure, depending on where the legalization occurs and our ability to capitalize on it. Our ability to attract customers to the existing casinos on which we operate could be significantly and adversely affected by the legalization or expansion of gaming in certain jurisdictions, including, in particular, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia areas where our customers may also visit, and by the development or expansion of Native American casinos in areas where our customers may visit.
Voters and state legislatures may seek to supplement traditional tax sources of state governments by authorizing or expanding gaming in those jurisdictions. We also face the risk that existing casino licensees will expand their operations and the risk that Native American gaming will continue to grow.
In December 2014, a new casino resort, Golden Nugget Casino, opened adjacent to and in competition with L’Auberge Lake Charles. In addition, a new casino resort opened in December 2015 in D’lberville, Mississippi, which provides additional competition to the Boomtown New Orleans and L’Auberge Baton Rouge properties.

In Pennsylvania, there was an application to acquire a gambling license in Lawrence County near the Meadows, which was denied in July 2016. In the event a casino opens in Lawrence County, this would provide additional competition to the Meadows property.

From time to time, our competitors refurbish, rebrand or expand their casino offerings, which could function to increase competition. In addition, changes in ownership may result in improved quality of our competitors’ facilities, which may make such facilities more competitive.

We face competition from racetracks that offer VLTs, including seven operating in Ohio, one of which is our property, Belterra Park. In addition, a racetrack located outside of Cincinnati recently added instant racing machines in 2016, which provided increased competition for our Belterra Park and Belterra properties.

We also compete with other forms of legalized gaming and entertainment such as bingo, pull-tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse and dog racing, state-sponsored lotteries, instant racing machines, VLTs, video poker terminals and, in the future, we may compete with gaming or entertainment at other venues. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from the facilities we operate and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of recently announced U.S. Department of Justice positions related to the application of federal laws to intrastate internet gaming and initiatives in some states to consider legislation to legalize intrastate internet wagering. The law in this area has been rapidly evolving, and additional legislative developments may occur at the federal and state levels that would accelerate the proliferation of certain forms of internet gaming in the United States.

Our gaming operations rely heavily on technology services provided by third parties. In the event that there is an interruption of these services to us, it may have an adverse effect on our operations and financial conditions.

We engage a number of third parties to provide gaming operating systems for the facilities we operate. As a result, we rely on such third parties to provide uninterrupted services to us in order to run our business efficiently and effectively. In the event one of these third parties experiences a disruption in its ability to provide such services to us (whether due to technological difficulties or power problems), this may result in a material disruption at the casinos on which we operate and have a material effect on our business, operating results and financial condition.

Any unscheduled interruption in our technology services is likely to result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations, cloud computing and lottery systems. Such interruptions may occur as a result of, for example, catastrophic events or rolling blackouts. Our systems are also vulnerable to damage or interruption from earthquakes, floods, fires, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.

Our business may be harmed from cyber security risk and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our guests’ or our business partners’ or our own information or other breaches of our information security.

We make extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit guest information, or those of service providers, business partners, or employee information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our guests’ information may be lost, disclosed, accessed or taken without our guests’ consent.

In addition, third party service providers and other business partners process and maintain proprietary business information and data related to our employees, guests, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third party penetration of our network security or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees or those of a third party service provider or business partner. As a result, our business information, guest, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

Any such loss, disclosure or misappropriation of, or access to, guests’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our reputation, businesses, operating results and financial condition.

We are required to pay a significant portion of our cash flows pursuant to and subject to the terms and conditions of the Leases, which could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes.

We are required to pay a significant portion of our cash flow from operations to GLPI pursuant to and subject to the terms and conditions of the Leases. Under the Master Lease, the current annual aggregate rent payable by Pinnacle MLS, LLC, the tenant under the Master Lease, is $377 million. In addition, under the Meadows Lease, the current annual aggregate rent payable by PNK Development 33, LLC, the tenant under the Meadows Lease, is $25.4 million. As a result of our significant lease payments, our ability to fund our own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the Leases may:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness and to obtain additional indebtedness;

•	increase our vulnerability to general or regional adverse economic and industry conditions or a downturn in our business;

•	reduce the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	restrict our ability to raise capital, make acquisitions, divestitures and engage in other significant transactions.

Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations.

The following are certain provisions, among others, of the Master Lease which restrict our ability to freely operate and could have an adverse effect on our business and financial condition:

•
Escalations in Rent - We are obligated to pay base rent under the Master Lease, and base rent is composed of building base rent and land base rent. Every year of the Master Lease term, building base rent is subject to an annual escalation of up to 2% and we may be required to pay the escalated building base rent regardless of our revenues, profit or general financial condition.

•
Variable Rent - We are obligated to pay percentage rent under the Master Lease, which is re-calculated every two years. Such percentage rent shall equal 4% of the change between (i) the average net revenues for the trailing two-year period and (ii) 50% of the trailing 12 months net revenues as of the month ending immediately prior to the execution of the Master Lease. We may be required to pay an increase in percentage rent based on increases in net revenues without a corresponding increase in our profits.

•
New Developments - If we contemplate developing or building a new facility which is located within a 60 mile radius of a facility that is subject to the Master Lease, the annual percentage rent due from the affected existing facility subject to the Master Lease may thereafter be subject to a floor. Therefore, our percentage rent may not decline as a result of a subsequent decline in revenues at the leased properties.

•
Guaranty by Parent - In connection with certain assignments of the Master Lease, the ultimate parent company of such assignee of the Master Lease must execute a guaranty and shall be required to be solvent. Such requirement may limit our ability to freely assign the Master Lease or pursue certain transactions.

•
Master Lease Guaranties - The Master Lease is guaranteed by the tenant’s parent and certain subsidiaries of the tenant (the “Lease Guarantors”). A default under any of the Master Lease guaranties that is not cured within the applicable grace period will constitute an event of default under the Master Lease.

•
Cross-Defaults - If we or any of the Lease Guarantors fail to pay or bond final judgments aggregating in excess of $100 million, and such judgments are not discharged, waived or stayed within 45 days, an event of default will arise under the Master Lease.

•
Effect of End of Term or Not Renewing the Master Lease - If we do not renew the Master Lease at the stipulated renewals or we do not enter into a new master lease at the end of the term, we will be required to sell the business of tenant. If we cannot agree upon acceptable terms of sale with a qualified successor tenant within a three month period after potential successive tenants are identified, GLPI will select the successor tenant to purchase our business through a competitive auction. If this occurs, we will be required to transfer our business to the highest bidder at the auction, subject to regulatory approvals.

The Meadows Lease contains provisions that are similar to many of the foregoing provisions of the Master Lease.

Substantially all of our gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with GLPI, which could have a material adverse effect on our business, financial position or results of operations.

We lease 14 of the gaming facilities we operate pursuant to the Master Lease with GLPI and we lease the Meadows pursuant to the Meadows Lease with GLPI. The Leases provide that GLPI may terminate each lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of either of the Leases could result in a default under our Senior Secured Credit Facilities and the bond indenture governing our 5.625% Notes (our “Debt Agreements”) and could have a material adverse effect on our business, financial position or results of operations. There can also be no assurance that we will be able to comply with our obligations under the Leases in the future.

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

We face risks associated with growth and acquisitions.

We regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming, hospitality and entertainment businesses or through redeveloping our existing locations. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. It is uncertain that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, it is uncertain that we will receive gaming or other necessary licenses or governmental approvals for our new projects or in jurisdictions that we have not operated in the past or that gaming will be approved in jurisdictions where it is not currently approved. Further, we may not obtain adequate financing for such opportunities on acceptable terms.

If we make new acquisitions or new investments, we may face additional risks related to our business, results of operations, financial condition, liquidity and ability to satisfy our financial covenants and comply with other restrictive covenants under our Debt Agreements.

We derived 28.5% and 28.7% of our revenues for the year ended December 31, 2016 from our casinos located in Louisiana and Missouri, respectively, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.

Four of our sixteen gaming facilities on which we operate are located in Louisiana. During the year ended December 31, 2016, we derived 28.5% of our revenues from these four casinos, including 14.5% from one of them, L’Auberge Lake Charles in Lake Charles, Louisiana. In addition, we derived 28.7% of our revenues from three casinos in the Missouri region during the year ended December 31, 2016. These percentages are not reflective of a full year of revenue contributions from the Meadows.

Because we expect to derive a significant percentage of our revenues from operating facilities concentrated in two states, we are subject to greater risks from regional conditions than a gaming company operating facilities in several different geographies. A decrease in revenues from or increase in costs for any of these locations is likely to have a proportionally greater impact on our business and operations than it would for a gaming company with more geographically diverse facilities. Risks from regional conditions include the following:

•	regional economic conditions;

•	regional competitive conditions, including legalization or expansion of gaming in Louisiana or Missouri or in neighboring states;

•	reduced land and air travel due to increasing fuel costs or transportation disruptions;

•	inaccessibility of the area due to inclement weather, road construction or closure of primary access routes;

•	the outbreak of public health threats at any of our facilities, or in the areas in which they are located, or the perception that such threats exist; and

•	a decline in the number of visitors.

Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations.

As of December 31, 2016, we had indebtedness of $952.9 million, including $500.0 million aggregate principal amount of 5.625% Notes, $107.2 million in borrowings under our revolving commitment under our Senior Secured Credit Facilities and $345.6 million in outstanding term loans under our Senior Secured Credit Facilities. In addition, we had $11.0 million in outstanding letters of credit under our Senior Secured Credit Facilities as of December 31, 2016.

There can be no assurance in the future that we will generate sufficient cash flow from operations or through asset sales to meet our expected long-term debt service obligations. Our indebtedness and projected future borrowings could have important adverse consequences to us, such as:

•
making it more difficult for us to satisfy our obligations with respect to our expected indebtedness (including our obligations under the 5.625% Notes, the Senior Secured Credit Facilities and the Leases);

•	limiting our ability to obtain additional financing without restructuring the covenants in our expected indebtedness to permit the incurrence of such financing;

•
requiring a substantial portion of our cash flow to be used for payments on the debt (including our obligations under the 5.625% Notes, the Senior Secured Credit Facilities and the Leases) and related interest (as applicable), thereby reducing our ability to use cash flow to fund other working capital, capital expenditures and general corporate requirements;

•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•
causing us to incur higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or in the event of refinancing existing debt at higher interest rates;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;

•	increasing our vulnerability to downturns in our business, our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities;

•	placing us at a competitive disadvantage to competitors with less debt or greater resources; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, the non-compliance with which could result in an event of default.

We cannot assure you that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available to us under our Debt Agreements in amounts sufficient to enable us to pay our indebtedness (including our obligations under the 5.625% Notes, the Senior Secured Credit Facilities and the Leases) or to fund our other liquidity needs. In addition, as we undertake substantial new developments or facility renovations or if we consummate significant acquisitions in the future, our cash requirements and our debt service requirements may increase significantly.

If we fail to generate sufficient cash flow from future operations to meet our expected debt service obligations (including our obligations under the 5.625% Notes, the Senior Secured Credit Facilities and the Leases), we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements expected to govern our debt.

Our borrowings under our Senior Secured Credit Facilities are at variable rates of interest, which could expose us to market risk from adverse changes in interest rates. While we may enter into interest rate hedges in the future, we currently have no such interest rate hedges. If interest rates increase, our debt service obligations on the variable-rate indebtedness could increase significantly even though the amount borrowed would remain the same.

Our indebtedness imposes restrictive covenants on us.

Our Debt Agreements impose various customary negative covenants on us and our restricted subsidiaries. The restrictions that are imposed by these debt instruments include, among other obligations, limitations on our and our restricted subsidiaries’ ability to:

•	incur additional debt;

•	make payments on subordinated obligations;

•	make dividends or distributions and repurchase stock;

•	make investments;

•	grant liens on our property to secure debt;

•	enter into certain transactions with affiliates;

•	sell assets or enter into mergers or consolidations;

•	create dividend and other payment restrictions affecting our subsidiaries;

•	change the nature of our lines of business;

•	designate restricted and unrestricted subsidiaries; and

•	make material amendments to the Leases.

In addition, the Senior Secured Credit Facilities require us to maintain specified financial ratios and to satisfy certain financial tests, including interest coverage and maximum consolidated senior secured net leverage ratios. The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, which events of default include the occurrence of a change of control, revocation of material licenses by gaming authorities (subject to a cure period), termination of the Leases and a cross-default to certain events of default under the Leases. The terms of the bond indenture governing the 5.625% Notes also include customary covenants and defaults for debt issuances of that nature. Our ability to comply with the covenants contained in these instruments may be affected by general economic conditions, industry conditions, and other events beyond our control, including delay in the completion of new projects under construction. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the Debt Agreements, including failure to comply as a result of events beyond our control, could result in an event of default under our debt instruments, which could materially and adversely affect our operating results and our financial condition. If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our Debt Agreements. We cannot assure you that our assets or cash flow would be sufficient to repay borrowings under our debt instruments if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on any of those proposed debt instruments.

To service our indebtedness and make payments under the Leases, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, make payments under the Leases and fund planned capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our Senior Secured Credit Facilities in amounts sufficient to enable us to pay our obligations under the Leases or pay our indebtedness, as such indebtedness matures and to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to refinance any of our expected indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be completed on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

Our ability to obtain additional financing on commercially reasonable terms may be limited.

Although we believe that our cash, cash equivalents and short-term investments, as well as future cash from operations and availability under the Revolving Credit Facility, will provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively. As a result of the Spin-Off and Merger with GLPI, Former Pinnacle sold substantially all of its real estate and as a result, we have less collateral with which we are able to secure financing in the future. This may result in us entering into debt financing terms that are more expensive and on less than ideal terms. Our debt ratings affect both our ability to raise debt financing and the cost of that financing. Future downgrades of our debt ratings may increase our borrowing costs and affect our ability to access the debt markets on terms and in amounts that would be satisfactory to us. If we are unable to obtain financing on commercially reasonable terms, it could:

•	reduce funds available to us for purposes such as working capital, capital expenditures, strategic acquisitions and other general corporate purposes;

•	restrict our ability to capitalize on business opportunities;

•	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

•	place us at a competitive disadvantage.

In the event that we undertake future development plans for capital-intensive projects, we may be required to borrow significant amounts under our Senior Secured Credit Facilities and, depending on which projects are pursued to completion, may cause us to incur substantial additional indebtedness.

We expect to fund our working capital and general corporate requirements (including our development activities) with cash flow from operations and funding from our Debt Agreements, but cannot provide assurances that such financing will provide adequate funding for our future developments. In the event that we pursue future developments and our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to amend the terms of our credit facility or obtain waivers from our lenders in order to implement future development plans. We may not be able to obtain such an amendment or waiver from our lenders. In such event, we may need to raise funds through the capital markets and may not be able to do so on favorable terms or on terms acceptable to us.

We may experience an impairment of our goodwill, other intangible assets, or long-lived assets, which could adversely affect our financial condition and results of operations.

We test goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter (October 1st test date), or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. A significant amount of judgment is involved in performing fair value estimates for goodwill and other indefinite-lived intangible assets because the results are based on estimated future cash flows and assumptions related thereto. Significant assumptions include estimates of future sales and expense trends, liquidity and capitalization, among other factors. We base our fair value estimates on projected financial information, which we believe to be reasonable. If we are required to recognize an impairment to some portion of our goodwill and other indefinite-lived intangible assets, it could adversely affect our financial condition and results of operations. Recently, given that the Spin-Off and Merger represented a significant financial restructuring event that increased our obligations as a result of the Master Lease, we concluded that an indicator of impairment existed as of April 28, 2016, the closing date of the transactions, and recorded non-cash impairments of goodwill and other intangible assets of $321.3 million and $129.5 million, respectively. In addition, as a result of our 2016 annual assessment for impairment, we recorded non-cash impairments of goodwill and gaming licenses in the amounts of $1.2 million and $17.0 million, respectively.

We review the carrying amount of our long-lived assets whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. When performing this assessment, we consider current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors. If we are required to recognize an impairment to some portion of the carrying amount of our long-lived assets, it could adversely affect our financial condition and results of operations.

Insufficient or lower-than-expected results generated from our new developments and acquisitions may negatively affect our operating results and financial condition.

We cannot assure you that the revenues generated from our new developments and acquisitions, including our acquisition of the Meadows, will be sufficient to pay related expenses if and when these developments and acquisitions are completed, or, even if revenues are sufficient to pay expenses, that the new developments and acquisitions will yield an adequate return or any return on our significant investments. In particular, achieving the anticipated synergies of the Meadows transaction, or any other transaction, is subject to a number of uncertainties, including whether the Meadows business and assets can be integrated in an efficient and effective manner. It is possible that the integration process with respect to the Meadows could take longer than anticipated and could result in the loss of valuable employees, the disruption of our or the Meadows’ ongoing business, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements. In addition, our projects, if completed, may take significantly longer than we expect to generate returns, if any. Moreover, lower-than-expected results from the opening of a new facility may negatively affect our operating results and financial condition and may make it more difficult to raise capital, even as such a shortfall would increase the need to raise capital. In addition, as new facilities on which we operate open, they may compete with the existing facilities which we own or operate.

Rising operating costs at our operations could have a negative impact on our business.

The operating expenses associated with our operations could increase due to, among other reasons, the following factors:

•	changes in the foreign, federal, state or local tax or regulations, including state gaming regulations or taxes, could impose additional restrictions or increase our operating costs;

•
aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base and attract new customers;

•
as our facilities age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have spent historically;

•
the Master Lease requires us to pay variable rent and base rent, and base rent is composed of building base rent and land base rent. Every year of the Master Lease term, building base rent is subject to an annual escalation of up to 2% and may increase without a corresponding increase in revenues. Our annual variable rent is based on changes in our net revenue and as our revenues increase, our variable rent may increase without a corresponding increase in our profits;

•
the Meadows Lease requires us to pay percentage rent and base rent. Every year of the initial term of the Meadows Lease, our base rent is subject to an annual escalation of up to 5% with each year thereafter subject to an annual escalation of up to 2% and may increase without a corresponding increase in revenues. After the first two years of the Meadows Lease and each two years thereafter, the percentage rent is based on changes in the Meadows’ average net revenue for the trailing two-lease-year period and as our Meadows’ net revenues increase, our percentage rent under the Meadows Lease may increase without a corresponding increase in the Meadows’ profits;

•	an increase in the cost of health care benefits for our employees could have a negative impact on our financial results;

•	our reliance on slot play revenues and any additional costs imposed on us from vendors;

•	availability and cost of the many products and service we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa and golf services;

•	availability and costs associated with insurance;

•	increase in costs of labor, including due to potential unionization of our employees;

•	our facilities use significant amounts of electricity, natural gas and other forms of energy, and energy price increase may adversely affect our cost structure; and

•	our facilities use significant amounts of water, and a water shortage may adversely affect our operations.

If our operating expenses increase without any offsetting increase in our revenues, our results of operations would suffer.

Our slots and table games hold percentages may fluctuate.

The gaming industry is characterized by an element of chance and our casino guests’ winnings depend on a variety of factors, some of which are beyond our control. In addition to the element of chance, hold percentages are affected by other factors, including players’ skill and experience, the mix of games played, the financial resources of players, the volume of bets placed and the amount of time played. The variability of our hold percentages have the potential to adversely affect our business, financial condition and results of operations.

Recessions have affected our business and financial condition, and economic conditions may continue to affect us in ways that we currently cannot accurately predict.

Economic recessions have had and may continue to have far reaching adverse consequences across many industries, including the gaming industry, which may have an effect on our business and financial condition. The U.S. economy experienced some weakness following a severe recession, which resulted in increased unemployment, decreased consumer spending and a decline in housing values. In addition, while the Federal Reserve took policy actions to promote market liquidity and encourage economic growth following the recession, such actions are now being curtailed as signs of improvement in the economy have emerged, and the impact of these monetary policy actions on the recovery is uncertain. Moreover, we rely on the strength of regional and local economies for the performance of each of our properties. If the national economic recovery slows or stalls, the national economy experiences another recession or any of the relevant regional or local economies suffers a downturn, we may experience a material adverse effect on our business, results of operations and financial condition.

We expect to be engaged from time to time in one or more construction and development projects, and many factors could prevent us from completing them as planned, including the escalation of construction costs beyond increments anticipated in our construction budgets.

Construction of major buildings has certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. In addition, projects entail additional risks related to structural heights and the required use of cranes. Our expected development and expansion projects also entail significant risks, including:

•	shortage of materials;

•	shortage of skilled labor or work stoppages;

•	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;

•	natural disasters, hurricanes, weather interference, changes in river levels, floods, fires, earthquakes or other casualty losses or delays;

•	unanticipated cost increase or delays in completing the project;

•	delays in obtaining or inability to obtain or maintain necessary license or permits;

•	changes to plans or specifications;

•	performance by contractors and subcontractors;

•	disputes with contractors;

•	disruption of our operations caused by diversion of management’s attention to new development projects and construction at our existing facilities;

•	remediation of environmental contamination at some of our proposed construction sites, which may prove more costly than anticipated in our construction budgets;

•	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis;

•
requirements or government-established “goals” concerning union labor or requiring that a portion of the project expenditures be through companies controlled by specific ethnic or gender groups, goals that may not be obtainable, or may only be obtainable at additional project cost; and

•
increases in the cost of raw materials for construction, driven by worldwide demand, higher labor and construction costs and other factors, may cause price increases beyond those anticipated in the budgets for our development projects.

Escalating construction costs may cause us to modify the design and scope of projects from those initially contemplated or cause the budgets for those projects to be increased. We will generally carry insurance to cover certain liabilities related to construction, but not all risks are covered, and it is uncertain whether such insurance will provide sufficient payment in a timely fashion even for those risks that are insured and material to us.

Construction of our development projects exposes us to risks of cost overruns due to typical construction uncertainties associated with any project or changes in the designs, plans or concepts of such projects. For these and other reasons, construction costs may exceed the estimated cost of completion, notwithstanding the existence of any guaranteed maximum price construction contracts.

Our industry is highly regulated, which makes us dependent on obtaining and maintaining gaming licenses and subjects us to potentially significant fines and penalties.

The ownership, management and operation of gaming facilities are subject to extensive state and local regulation. The statutes, rules and regulations of the states and local jurisdictions in which we and our subsidiaries conduct gaming operations require us to hold various licenses, registrations, permits and approvals and to obtain findings of suitability. The various regulatory authorities, including the Colorado Division of Gaming, the Colorado Limited Gaming Control Commission, Indiana Gaming Commission, the Iowa Racing and Gaming Commission, the Louisiana Gaming Control Board, the Mississippi Gaming Commission, the Missouri Gaming Commission, the Nevada Gaming Control Board, the Nevada Gaming Commission, the Ohio State Racing Commission, the Ohio Lottery Commission, the Pennsylvania Gaming Control Board, the Pennsylvania Harness Racing Commission and the Texas Racing Commission may, among other things, limit, condition, suspend, revoke or fail to renew a license to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved, including, but not limited to, our management, employees and holders of 5% or more of our securities. In addition, many of our key vendors must be licensed and found suitable by regulatory authorities and there can be no assurance that such vendors will be able to be licensed and found suitable.

To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our existing gaming facilities. It is uncertain, however, whether we will be able to obtain any new licenses, registrations, permits, approvals and findings of suitability that may be required in the future or that existing ones will be renewed or will not be suspended or revoked. Any expansion of our gaming operations in our existing jurisdictions or into new jurisdictions may require various additional licenses, findings of suitability, registrations, permits and approvals of the gaming authorities. The approval process can be time consuming and costly, and there can be no assurance of success.

We will also be subject to a variety of other rules and regulations, including, but not limited to, laws and regulations governing payment card information and the serving of alcoholic beverages at our operating facilities. If we are not in compliance with these laws, it could adversely affect our business.

Potential changes in the regulatory environment could harm our business.

Changes in regulations affecting the casino business can affect our operations. In addition, legislators and special-interest groups have proposed legislation from time to time that would restrict or prevent gaming operations. Other regulatory restrictions or prohibitions on our gaming operations could curtail our operations and could result in decreases in revenues.

Our business may be adversely affected by legislation prohibiting tobacco smoking.

Legislation in various forms to ban indoor tobacco smoking in public places has been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. We believe the smoking bans and restrictions have significantly impacted business volumes.

In February 2014, the Indiana Supreme Court struck down an ordinance that extended a smoking ban to restaurants and bars, but exempted a local casino. The Indiana Supreme Court held that the ordinance violated the state constitution’s equal privileges and immunities clause. While the Indiana Supreme Court’s decision only applies to this ordinance, similar challenges may be made to invalidate exemptions for casinos in ordinances and laws in Indiana which may result in new laws and ordinances that prohibit smoking at Belterra and Ameristar East Chicago. If smoking was prohibited at the facilities we operate in Indiana, we believe that this will adversely affect our businesses.

In January 2015, the New Orleans City Council unanimously approved an ordinance in the City of New Orleans that prohibits smoking in casinos, bars and restaurants. The Boomtown New Orleans facility is located in the City of Harvey and not in the City of New Orleans, so the smoking ban does not apply to such facility. However, if a smoking ban was approved in the City of Harvey, we believe that this will adversely affect our business.
Our operations are largely dependent on the skill and experience of our management and key personnel. The loss of management and other key personnel could significantly harm our business, and we may not be able to effectively replace members of management who have left our company.
Our success and our competitive position are largely dependent upon, among other things, the efforts and skills of our senior executives and management team. Although we enter into employment agreements with certain of our senior executives and key personnel, we cannot guarantee that these individuals will remain employed by us. If we lose the services of any members of our management team or other key personnel, our business may be significantly impaired. We cannot assure you that we will be able to retain our existing senior executive and management personnel or attract additional qualified senior executive and management personnel.

We expect to experience strong competition in hiring and retaining qualified property and corporate management personnel, including competition from numerous Native American gaming facilities that are not subject to the same taxation regimes as we are and therefore may be willing and able to pay higher rates of compensation. From time to time, we expect to have a number of vacancies in key corporate and property management positions. If we are unable to successfully recruit and retain qualified management personnel at our facilities or at our corporate level, our results of operations could be adversely affected.

In addition, our officers, directors and key employees are required to file applications with the gaming authorities in each of the jurisdictions in which we operate and are required to be licensed or found suitable by these gaming authorities. If the gaming authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could significantly impair our operations.

Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to the facilities on which we operate and deter customers from visiting our facilities.

Our business depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to the facilities on which we operate or make it difficult for them to frequent the facilities on which we operate. In late 2013 and early 2014, there were severe cold temperatures in the Midwest, that we believe adversely affected our financial performance in our Midwest segment. In 2015, Boomtown Bossier City and Belterra Park both experienced flooding which resulted in temporary closures at both properties, repair and clean-up costs and lost business volume. In 2016, L’Auberge Lake Charles and L’Auberge Baton Rouge were both negatively impacted by lost business volume due to severe rain and flooding. Moreover, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for the facilities on which we operate could make it more difficult for potential customers to travel to such facilities and deter customers from visiting. The dockside gaming facilities in Indiana, Iowa, Louisiana, Mississippi and Missouri, as well as any additional riverboat or dockside casino facilities that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although none of the vessels on which we operate leave their moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.

Natural disasters, such as major hurricanes, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the areas in which our Louisiana operations are located, and the severity of such natural disasters is unpredictable. The facilities where we operate in St. Louis (River City and Ameristar St. Charles) are located near an earthquake fault line and are subject to earthquakes. In addition, the River City casino is in an area along the Mississippi River that has historically experienced flooding. Although its foundation is built up to be above historical flooding levels, there is no certainty that this will be sufficient in future floods.

In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Hurricane Katrina destroyed Pinnacle’s former Biloxi, Mississippi facility. In August 2005, the Boomtown New Orleans casino on which we operate was forced to close for 34 days as a result of Hurricane Katrina. In September 2005, Hurricane Rita caused significant damage in the Lake Charles, Louisiana area and forced our L’Auberge Lake Charles facility to close for 16 days, in addition to causing physical damage. In the third quarter of 2008, Hurricanes Gustav and Ike, which struck during two key weekends, affected our Louisiana operations and our Texas customer base. Hurricane Ike also caused flooding in St. Louis, necessitating the temporary closure of Pinnacle’s former President Casino, and caused a power outage over the course of two days at Belterra in Indiana. In March 2011, our Belterra Park racetrack was forced to delay the opening of live racing due to flooding from the Ohio River. In October 2012, Hurricane Isaac delayed the opening of L’Auberge Baton Rouge for approximately a week and caused a temporary closure of Boomtown New Orleans for five days. In 2015, Boomtown Bossier City and Belterra Park both experienced flooding, which resulted in temporary closures at both properties. In 2016, L’Auberge Lake Charles and L’Auberge Baton Rouge were both negatively impacted by lost business volume due to severe rain and flooding.

Catastrophic events, such as terrorist attacks in the United States and elsewhere, have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. We cannot accurately predict the extent to which such events may affect us, directly or indirectly, in the future. We also cannot assure you that we will be able to obtain or choose to purchase any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts. If there is a prolonged disruption at our facilities due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition would be materially adversely affected.
We are exposed to a variety of natural disasters such as named windstorms, floods and earthquakes and this can make it challenging for us to obtain adequate levels of weather catastrophe occurrence insurance coverage for our facilities at reasonable rates, if at all.
Because of significant historical loss experience and the potential for future similar losses caused by hurricanes and other natural disasters, adequate insurance may be limited or may be cost prohibitive. Therefore, our policy contains sub-limits specifically for weather catastrophe occurrences. Our coverage for a named windstorm, flood and earthquake is $200 million per occurrence, subject to a deductible, including business interruption. For other catastrophes, our coverage is $700 million per occurrence, subject to a deductible, including business interruption. In addition, as a result of the worldwide economic conditions, there may be uncertainty as to the viability of certain insurance companies and their ability to pay a claim. While we believe that the insurance companies will remain solvent, there is no certainty that this will be the case in the event of a loss.
We may incur property and other losses that are not adequately covered by insurance, which may harm our results of operations.
Although we maintain insurance that our management believes is customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are uninsured or underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations. The Leases require us, in the event of a casualty event, to rebuild a leased property to substantially the same condition as existed immediately before such casualty event. We renew our insurance policies (other than our builder’s risk insurance) on an annual basis. The cost of coverage may become so material that we may need to further reduce our policy limits, further increase our deductibles, or agree to certain exclusions from our coverage.

The concentration and evolution of the slot machine manufacturing industry or other technological conditions could impose additional costs on us.

A substantial majority of our revenues is attributable to slot machines operated by us at our casinos. It is important that, for competitive reasons, we offer the most popular and up-to-date slot machine games with the latest technology to our guests.
In recent years, the prices of new slot machines with additional features have escalated faster than the general rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participation lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participation lease is substantially more expensive over the long-term than the cost to purchase a new machine.

For competitive reasons, we may choose to purchase new slot machines or enter into participation lease arrangements that are more expensive than the costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, it could hurt our profitability.

We materially rely on a variety of hardware and software products to maximize revenue and efficiency in our operations. Technology in the gaming industry is developing rapidly, and we may need to invest substantial amounts to acquire the most current gaming and hotel technology and equipment in order to remain competitive in the markets in which we operate. Ensuring the successful implementation and maintenance of any new technology acquired is an additional risk.

We operate in a highly taxed industry and it may be subject to higher taxes in the future. If the jurisdictions in which we operate increase gaming taxes and fees, our operating results could be adversely affected.

In gaming jurisdictions in which we operate, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, admission taxes, occupancy taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. From time to time, state and local governments have increased gaming taxes and such increases can significantly impact the profitability of gaming operations.

We cannot assure you that governments in jurisdictions in which we operate, or the federal government, will not enact legislation that increases gaming tax rates. Global economic pressures have reduced the revenues of state governments from traditional tax sources, which may cause state legislatures or the federal government to be more inclined to increase gaming tax rates.

Work stoppages, organizing drives and other labor problems could negatively impact our future profits.

We are a party to certain collective bargaining agreements, including one collective bargaining agreement at Belterra Park, one collective bargaining agreement at Ameristar East Chicago and four collective bargaining agreements at the Meadows. In addition, other unions have approached our employees. A lengthy strike or other work stoppages at any of our casino facilities or future construction projects could have an adverse effect on our business and results of operations. Labor unions are making a concerted effort to recruit more employees in the gaming industry. We cannot provide any assurance that we will not experience additional and more aggressive union activity in the future.

We face environmental and archaeological regulation of the real estate on which we operate.

Our business is subject to a variety of federal, state and local governmental statutes and regulations relating to activities or operations that may have adverse environmental effects, such as discharges to air and water and use, storage, discharge, emission and disposal of hazardous materials and concentrated animal feeding operations. These laws and regulations are complex, and subject to change, and failure to comply with such laws could result in the imposition of severe penalties or restrictions on our operations by government agencies or courts of law or the incurrence of significant costs for the remediation of spills, disposals or other releases of hazardous or toxic substances or wastes. Under certain of these laws and regulations, and under our contractual arrangements with GLPI, including the Leases, a current or previous owner or operator of property may be liable for the costs of remediating contamination on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time that they occurred. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on, or adjacent to, our property may have resulted or may result in noncompliance with environmental laws or liability for cleanup pursuant to environmental laws. A material fine or penalty, severe operational or development restriction, or imposition of material remediation costs could adversely affect our business. In addition, the locations of our current or future developments may coincide with sites containing archaeologically significant artifacts, such as Native American remains and artifacts. Federal, state and local governmental regulations relating to the protection of such sites may require us to modify, delay or cancel construction projects at significant cost to us.

We are subject to litigation, which, if adversely determined, could cause us to incur substantial losses.

From time to time during the normal course of operating our businesses, we are subject to various litigation claims and legal disputes. Some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage. As a result, we might also be required to incur significant legal fees, which may have a material adverse effect on our financial position. In addition, because we cannot accurately predict the outcome of any action, it is possible that, as a result of current and/or future litigation, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses.

We are subject to certain federal, state and other regulations.

We are subject to certain federal, state and local environmental laws, regulations and ordinances that apply to businesses generally, The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the guest by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds, in response to which we have implemented Know Your Customer processes. Periodic audits by the IRS and our internal audit department assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation. In recent years the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry, and public comments by FinCEN suggest that casinos should obtain information on each customer’s sources of income. This could impact our ability to attract and retain casino guests.

The riverboats on which we operate must comply with certain federal and state laws and regulations with respect to boat design, on-board facilities, equipment, personnel and safety. In addition, we are required to have third parties periodically inspect and certify all of our casino barges for stability and single compartment flooding integrity. The casino barges on which we operate also must meet local fire safety standards. We would incur additional costs if any of the gaming facilities on which we operate were not in compliance with one or more of these regulations.

We are also subject to a variety of other federal, state and local laws and regulations, including those relating to zoning, construction, land use, employment, marketing and advertising and the production, sale and service of alcoholic beverages. If we are not in compliance with these laws and regulations, it could have a material adverse effect on our business, financial condition and results of operations.

The imposition of a substantial penalty could have a material adverse effect on our business.

Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets.

There is a growing political and scientific consensus that greenhouse gas emissions, also referred to herein as “GHG” continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. Climate change, including the impact of global warming, creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events. Climate change could have a material adverse effect on our results of operations, financial condition, and liquidity. We have described the risks to us associated with extreme weather events in the risk factors above.

We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, stockholders and nongovernmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states have announced or adopted programs to stabilize and reduce GHG emissions and in the past federal legislation have been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance or ability to compete. Further, regulation of GHG emissions may limit our guests’ ability to travel to our facilities as a result of increased fuel costs or restrictions on transport related emissions.

We face business and regulatory risks associated with our investment in ACDL.

PNK Development 18, LLC, one of our wholly owned unrestricted subsidiaries, owns a minority interest in Asian Coast Development (Canada) Ltd., a British Columbia corporation (“ACDL”). Entities affiliated with Harbinger Capital Partners (“Harbinger”) are the majority shareholders of ACDL. ACDL’s wholly owned subsidiary Ho Tram Project Company Limited (“HTP”) is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts, residential developments and golf course in the Province of Ba Ria-Vung Tau in southern Vietnam (the “Ho Tram Strip”). As a minority shareholder of ACDL, our ability to control the management, record keeping, operations and decision-making of ACDL is limited. We fully impaired the value of our investment in ACDL in the first quarter of 2013.
HTP’s operations are subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in new gaming jurisdictions and other risks associated with this investment, many of which are beyond ACDL’s, HTP’s or our control. The gaming elements of the businesses are subject to regulation by the government of Vietnam and uncertainty exists as to how such regulation will affect HTP’s gaming operations. Because ACDL and HTP have limited operating history, it may be more difficult for them to prepare for and respond to these types of risks than for a company with an established business and operating cash flow.
ACDL has operations outside the United States, which expose us to complex foreign and U.S. regulations inherent in doing business in Vietnam. We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties. The SEC and U.S. Department of Justice in recent years have increased their enforcement activities with respect to the FCPA.
Internal control policies and procedures and the compliance program that ACDL has implemented to deter prohibited practices may not be effective in prohibiting its employees, contractors or agents from violating or circumventing our policies and the law. If ACDL’s or our employees or agents fail to comply with applicable laws or company policies governing ACDL’s international operations, we and our subsidiaries may face investigations, prosecutions and other legal and regulatory proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions which could, in turn, serve as the basis for the initiation of like proceedings by gaming regulators in one or more of the states wherein we and our subsidiaries hold gaming licenses. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition and on the gaming licenses and approvals held by us and our subsidiaries.
Compliance with international and U.S. laws and regulations that apply to ACDL’s international operations increases the cost of doing business in foreign jurisdictions. ACDL will also deal with significant amounts of cash in its operations and will be subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by ACDL could have a negative effect on us.

We are subject to extensive governmental regulations that impose restrictions on the ownership and transfer of our securities.

We are subject to extensive governmental regulations that relate to our current or future gaming operations and that impose certain restriction on the ownership and transfer of our securities.

In addition, we may be required by gaming authority to redeem shares of our common stock in the event that a stockholder is deemed to be unsuitable by a gaming regulatory authority. Our certificate of incorporation requires that if a person owns or controls our securities, including shares of our common stock, and is determined by a gaming authority to be unsuitable to own or control such securities or in the sole discretion of our Board of Directors is deemed likely to jeopardize our right to conduct gaming activities in any of the jurisdictions in which we conduct or intend to conduct gaming activities, we may redeem, and we may be required by a gaming authority to redeem, such person’s securities to the extent required by the government gaming authority or deemed necessary or advisable by us.

If a gaming authority requires us, or if we deem it necessary or advisable, to redeem such securities, we will serve notice on the holder who holds securities subject to redemption and will call for the redemption of the securities of such holder at a redemption price equal to that required to be paid by the gaming authority making the finding of unsuitability, or if such gaming authority does not require a certain price per share to be paid, a sum deemed reasonable by us, which in our discretion may be the original purchase price, the then current trading price of the securities or another price we determine. Unless the gaming authority requires otherwise, the redemption price will in no event exceed:

•
the closing sales price of the securities on the national securities exchange on which such shares are then listed on the date the notice of redemption is delivered to the person who has been determined to be unsuitable, or

•	if such shares are not then listed for trading on any national securities exchange, then the closing sales price of such shares as quoted in NASDAQ National Market System, or

•	if the shares are not then so quoted, then the mean between the representative bid and the ask price as quoted by NASDAQ or another generally recognized reporting system.

The redemption price may be paid in cash, by promissory note, or both, as required by the applicable gaming authority and, if not so required, as we elect. Any promissory note shall contain such terms and conditions as our Board of Directors determines necessary or advisable to comply with any applicable law or regulation or to prevent a default under any of our Debt Agreements. Subject to the foregoing, the principal amount of the promissory note together with any unpaid interest shall be due and payable no later than the tenth anniversary of delivery of the note and interest on the unpaid principal thereof shall be payable annually in arrears at the rate of 2% per annum.

Beginning on the date that a gaming authority serves notice of a determination of unsuitability or the loss or threatened loss of a gaming license upon us, and until the securities owned or controlled by the unsuitable person are owned or controlled by persons found by such gaming authority to be suitable to own them, it is unlawful for the unsuitable person or any affiliate of such person (i) to receive any dividend, payment, distribution or interest with regard to the securities, (ii) to exercise, directly or indirectly or through any proxy, trustee, or nominee, any voting or other right conferred by such securities, and such securities shall not for any purposes be included in our securities entitled to vote, or (iii) to receive any remuneration in any form from the corporation or an affiliated company for services rendered or otherwise.

From and after the date of redemption, such securities will no longer be deemed to be outstanding and all rights of the person who was determined to be unsuitable, other than the right to receive the redemption price, will cease. Such person must surrender the certificates for any securities to be redeemed in accordance with the requirements of the redemption notice.

All persons owning or controlling securities of the Company and any affiliated companies must comply with all requirements of the gaming laws in each gaming jurisdiction in which we or any of our affiliated companies conduct or intend to conduct gaming activities. All securities of the Company must be held subject to the requirements of such gaming laws, including any requirement that (i) the holder file applications for gaming licenses with, or provide information to, applicable gaming authorities, or (ii) that any transfer of such securities may be subject to prior approval by gaming authorities, and any transfer of our securities in violation of any such approval requirement are not permitted and the purported transfer is void ab initio.

Ownership and transfer of our securities could be subjected at any time to additional or more restrictive regulations, including regulation in applicable jurisdictions where there are no current restrictions on the ownership and transfer of our securities or in new jurisdictions where we may conduct our operations in the future. A detailed description of such regulations, including the requirements under gaming laws of the jurisdictions in which we operate, can be found in the Exhibit 99.1 to this Form 10-K and is incorporated herein by reference.

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;

•	change in market valuations of companies in our industry;

•	change in expectations of future financial performance;

•	regulatory changes;

•	fluctuations in stock market prices and volumes;

•	issuance of common stock market prices and volumes;

•	issuance of common stock or other securities in the future;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments, dispositions, joint ventures or other significant business decisions.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies’ operating performance. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and/or securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Annual Report on Form 10-K and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding the expected results of operations and future operating performance and future growth; adequacy of resources to fund development and expansion projects; liquidity, financing options, including the state of the capital markets and our ability to access the capital markets; the state of the credit markets and economy; cash needs; cash reserves; operating and capital expenses; expense reductions; the sufficiency of insurance coverage; anticipated marketing costs at various projects; the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters; the potential occurrence of impairments to goodwill, other intangible assets or long-lived assets; extreme weather conditions or climate change; potential work stoppages or other labor problems; cyber security risks; the ability of the Company to continue to meet its financial and other covenants governing the Debt Agreements and the Leases; the expected synergies and benefits of the acquisition of the Meadows; the Company’s anticipated future capital expenditures; ability to implement strategies to improve revenues and operating margins at the Company’s properties; reduce costs and debt; the Company’s ability to successfully implement marketing programs to increase revenue at the Company’s properties; and the Company’s ability to improve operations and performance, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC.

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table provides a brief description of the properties where our businesses are located as of December 31, 2016:

	Approximate Number of
	Slot Machines/Video	Table	Hotel
Locations	Lottery Terminals	Games	Rooms
Operating Properties by Segment:

Midwest segment
Ameristar Council Bluffs	1,465	24	444
Ameristar East Chicago	1,729	68	288
Ameristar Kansas City	2,154	71	184
Ameristar St. Charles	2,410	104	397
Belterra	1,165	47	662
Belterra Park	1,376	—	—
Meadows	3,114	67	—
River City	1,938	52	200

South segment
Ameristar Vicksburg	1,404	42	149
Boomtown Bossier City	865	16	187
Boomtown New Orleans	1,206	33	150
L’Auberge Baton Rouge	1,440	49	205
L’Auberge Lake Charles	1,547	75	995

West segment
Ameristar Black Hawk	1,180	62	535
Cactus Petes and Horseshu	764	20	416
	23,757	730	4,812

Ameristar Council Bluffs: Ameristar Council Bluffs is located on approximately 69 acres along the east bank of the Missouri River in Council Bluffs, Iowa. We lease the real estate at this site under the terms of the Master Lease. We sublease approximately one acre of the site to a third party for the operation of a 188-room limited service Holiday Inn Suites Hotel and a 96-room Hampton Inn Hotel.

Ameristar East Chicago: Ameristar East Chicago is located on approximately 28 acres in East Chicago, Indiana, approximately 25 miles from downtown Chicago, Illinois. We lease the casino vessel, hotel and other improvements on the site under the terms of the Master Lease and the land under a ground lease.

Ameristar Kansas City: Ameristar Kansas City is located on approximately 183 acres of land in Kansas City, Missouri. We lease the Ameristar Kansas City real estate under the terms of the Master Lease. The site is east of and adjacent to Interstate 435 along the north bank of the Missouri River.

Ameristar St. Charles: Ameristar St. Charles is located on approximately 52 acres of land along the west bank of the Missouri River immediately north of Interstate 70 in St. Charles, Missouri. The real estate at this site is leased under the terms of the Master Lease and includes undeveloped land held for possible future wetlands remediation.

Belterra: We lease the real estate used in the operations of Belterra under the terms of the Master Lease and a ground lease. Belterra occupies approximately 315 acres in Vevay, Indiana and includes a 54-room hotel on six acres site approximately 10 miles from Belterra.

Belterra Park: The Belterra Park site includes approximately 160 acres that we own in southeast Cincinnati, Ohio. We re-developed the site as a gaming and entertainment property that opened in May 2014.

Meadows: We lease the real estate used in the operations of the Meadows, located on approximately 150 acres of land under the terms of the Meadows Lease. The Meadows is located in Washington, Pennsylvania, approximately 25 miles south of Pittsburgh, Pennsylvania. The Meadows also offers off track betting at a separate facility we lease in Pittsburgh, Pennsylvania.

River City: We lease the real estate used in the operations of River City under the terms of the Master Lease and a ground lease. Our River City site is located on approximately 56 acres in south St. Louis County, approximately 12 miles south of downtown St. Louis.

Ameristar Vicksburg: Ameristar Vicksburg is located on two parcels, totaling approximately 52 acres, in Vicksburg, Mississippi, on either side of Washington Street near Interstate 20. In addition to the gaming and hotel facilities, we operate a recreational vehicle park and utilize buildings for warehousing and support services also located on these parcels. We lease the real estate at this location under the terms of the Master Lease.

Boomtown Bossier City: Boomtown Bossier City is located on approximately 23 acres in Bossier City, Louisiana on the banks of the Red River. We lease the real estate at this site, including the dockside riverboat casino, under the terms of the Master Lease and lease approximately one acre of water bottoms.

Boomtown New Orleans: Boomtown New Orleans is located in Harvey, Louisiana on approximately 54 acres. The land, facilities, and associated improvements at the property, including the dockside riverboat casino and hotel, are leased under the terms of the Master Lease.

L’Auberge Baton Rouge: L’Auberge Baton Rouge is located approximately 10 miles south of downtown Baton Rouge, Louisiana. We lease the real estate of the L’Auberge Baton Rouge property under the terms of the Master Lease, which includes approximately 99 acres and the casino facility. Additionally, we own approximately 478 acres of excess land adjacent to the L’Auberge Baton Rouge property.

L’Auberge Lake Charles: L’Auberge Lake Charles is located in Lake Charles, Louisiana, approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin, Texas and San Antonio, Texas, respectively. We lease approximately 238 acres upon which the L’Auberge Lake Charles casino-hotel resort is located, the casino facility, and other real estate improvements under the terms of the Master Lease and a ground lease. Additionally, we own approximately 54 acres of excess land surrounding the site.

Ameristar Black Hawk: Ameristar Black Hawk is located on a site of approximately six acres on the north side of Colorado Highway 119 in Black Hawk, Colorado. Under the terms of the Master Lease, we lease the real estate of Ameristar Black Hawk and other property in the vicinity, including approximately 100 acres of largely hillside land across Richman Street from the casino site, portions of which are used for overflow parking, administrative offices and other operational uses.

Cactus Petes and Horseshu: Cactus Petes and Horseshu are located in Jackpot, Nevada, across from each other on either side of U.S. Highway 93. We lease the real estate at both locations and other property in the vicinity under the terms of the Master Lease, which includes approximately 34 acres for Cactus Petes, approximately 25 acres for Horseshu, a service station, and 288 housing units that support the primary operations of Cactus Petes and Horseshu.

Other: We lease office and warehouse space in various locations outside of our operating properties, including our corporate offices in Las Vegas, Nevada.

Our real property interests at Belterra Park, the excess land at L’Auberge Baton Rouge and L’Auberge Lake Charles, and the leasehold interests for the properties described above collateralize our obligations under our Senior Secured Credit Facilities.

Item 3.	Legal Proceedings

We are a party to a number of pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information: Our common stock has been listed and quoted on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol “PNK” since April 29, 2016, the first day following the closing of the Spin-Off and Merger. In connection with the Merger, the common stock of Former Pinnacle ceased being listed and quoted on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC (also under the symbol “PNK”). The last trading day of Former Pinnacle’s common stock was April 28, 2016. The table below sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

	Price Range
	High	Low
2016
Fourth Quarter	$14.97	$11.44
Third Quarter	$12.56	$10.70
Second Quarter (since April 29, 2016)	$11.72	$10.19
On February 23, 2017, the last sale price of our common stock as reported on the NASDAQ Global Select Market was $16.78.
Holders: As of February 23, 2017, there were 1,753 stockholders of record of our common stock.
Dividends: We did not pay any cash dividends in 2016. The bond indenture governing our 5.625% Notes and our Senior Secured Credit Facilities limit the amount of dividends that we are permitted to pay.
Sales of Unregistered Equity Securities: During the year ended December 31, 2016, we did not issue or sell any unregistered equity securities.

Stock Performance Graph: The stock performance graph and related information presented below is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.
Set forth below is a graph comparing the cumulative total stockholder return for Pinnacle’s common stock with the cumulative total returns for the NASDAQ Composite Index and the Dow Jones US Gambling Index. The total cumulative return calculations are for the period that commenced on April 29, 2016 and ended on December 31, 2016, and include the reinvestment of dividends. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	4/29/2016*	12/31/2016
Pinnacle Entertainment, Inc.	$100.00	$131.34
NASDAQ Composite Index	$100.00	$112.82
Dow Jones US Gambling Index	$100.00	$122.01

*	Assumes $100 invested on April 29, 2016 in Pinnacle’s common stock, the NASDAQ Composite Index and the Dow Jones US Gambling Index. Total return assumes reinvestment of dividends.

Issuer Purchases of Equity Securities: In May 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million of Pinnacle common stock, which was completed in July 2016 having repurchased 4.5 million shares. In August 2016, the Company’s Board of Directors authorized an additional share repurchase program of up to $50.0 million of Pinnacle common stock. The Company has repurchased 1.7 million shares of its common stock for $20.1 million under the additional share repurchase program.

The following table contains information with respect to purchases made by or on behalf of Pinnacle or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of its common stock during the fourth quarter ended December 31, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may be Purchased Under the Plans or Programs
October 1 - October 31, 2016	514,061	$12.41	514,061	$32,378,519
November 1 - November 30, 2016	206,422	$11.90	206,422	$29,922,918
December 1 - December 31, 2016	—	$—	—	$29,922,918
Total	720,483	$12.27	720,483	$29,922,918

(1)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

Item 6.	Selected Financial Data

Former Pinnacle’s historical Consolidated Financial Statements and accompanying notes thereto have been determined to represent the Company’s historical Consolidated Financial Statements based on the conclusion that, for accounting purposes, the Spin-Off should be evaluated as the reverse of its legal form under the requirements of Accounting Standards Codification (“ASC”) Subtopic 505-60, Spinoffs and Reverse Spinoffs, resulting in the Company being considered the accounting spinnor. In addition, the Master Lease of the gaming facilities acquired by GLPI did not qualify for sale-leaseback accounting pursuant to ASC Topic 840, Leases. Therefore, the Master Lease is accounted for as a financing obligation and the gaming facilities remain on the Company’s Consolidated Financial Statements.
The following selected financial information for the years 2012 through 2016 was derived from our audited Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited Consolidated Financial Statements and related notes thereto.

	For the year ended December 31,
	2016 (a)	2015 (b)	2014 (c)	2013 (d)	2012 (e)

		(in millions, except per share data)
Results of Operations:
Revenues	$2,378.9	$2,291.9	$2,210.5	$1,487.8	$1,002.8
Operating income (loss)	$(146.3)	$301.2	$310.5	$104.4	$136.7
Income (loss) from continuing operations	$(457.9)	$42.1	$38.3	$(133.4)	$(13.2)
Income (loss) from discontinued operations, net of income taxes	$0.4	$5.5	$5.5	$(122.5)	$(18.6)
Net income (loss) from continuing operations per common share:
Basic	$(7.80)	$0.71	$0.64	$(2.27)	$(0.22)
Diluted	$(7.80)	$0.68	$0.62	$(2.27)	$(0.22)
Other Data:
Capital expenditures and land additions	$97.9	$84.0	$230.8	$292.6	$299.5
Ratio of earnings to fixed charges (f)	—	1.2x	1.2x	—	1.0x
Cash Flows Provided by (Used in):
Operating activities	$255.7	$408.2	$328.5	$161.1	$186.9
Investing activities	$(195.1)	$(79.9)	$33.2	$(1,842.7)	$(302.1)
Financing activities	$(39.6)	$(329.0)	$(395.6)	$1,778.5	$136.7
Balance Sheet Data—December 31:
Cash, restricted cash and equivalents (g)	$188.9	$164.0	$170.3	$203.5	$100.5
Total assets	$4,077.1	$4,530.9	$4,802.5	$5,121.7	$2,082.1
Long-term debt less current portion	$924.4	$3,616.7	$3,944.4	$4,326.4	$1,410.4
Long-term financing obligation less current portion	$3,113.5	$—	$—	$—	$—
Total stockholders’ equity (deficit)	$(372.9)	$363.5	$289.4	$225.2	$447.1

(a)
The results of operations and financial position for 2016 include the impact of the Spin-Off and Merger in April 2016; including the termination of our Former Senior Secured Credit Facilities, early redemption of our senior notes and senior subordinated notes, entrance into our Senior Secured Credit Facilities and issuance of 5.625% Notes; and the acquisition of the Meadows in September 2016. In connection with these transactions, we incurred a $321.3 million impairment charge to goodwill, a $129.5 million impairment charge related to other intangible assets, a $5.2 million loss on early extinguishment of debt, $22.6 million of incremental share-based compensation expense attributable to the accelerated vesting of equity awards and $55.1 million in costs associated with the Spin-Off, Merger and the acquisition of the Meadows. Additionally, as a result of our 2016 annual assessment for impairment, we recognized non-cash impairments of goodwill and gaming licenses in the amounts of $1.2 million and $17.0 million, respectively.

(b)
The results of operations for 2015 include the impact of a $4.7 million impairment charge to goodwill, a $33.9 million impairment charge related to other intangible assets, a gain of $8.4 million related to the sale of approximately 40 acres of land in Springfield, Massachusetts, and a gain of $4.8 million related to the sale of approximately 783 acres of excess land associated with our former Boomtown Reno operations. Our financial position reflects the redemption of $336.5 million of net aggregate principal amount of debt under our Former Senior Secured Credit Facilities during the year.

(c)
The results of operations for 2014 include the full year impact of the acquisition of Ameristar. In addition, the results of operations include Belterra Park, which opened on May 1, 2014. In addition, our results of operations and financial position reflect the redemption of $514.3 million of aggregate principal amount of term loans, for a net reduction in total debt of $401.3 million under our Former Senior Secured Credit Facilities, a portion of which resulted in an $8.2 million loss on early extinguishment of debt.

(d)
The results of operations for 2013 include the impact of the acquisition of Ameristar in August 2013. In addition, we incurred $85.3 million in costs associated with the acquisition of Ameristar, we incurred a $30.8 million loss on early extinguishment of debt, a $144.6 million charge to discontinued operations for the impairment of the Lumiére Place Casino and Hotels classified as held for sale in 2013, a $10.0 million charge related to the impairment of our Boomtown Bossier City gaming license, a tax benefit from the release of $58.4 million of our valuation allowance as a result of the consolidation of our deferred tax assets with Ameristar’s deferred tax liabilities, and a $92.2 million impairment of our investment in ACDL.

(e)
The results of operations for 2012 include the opening of L’Auberge Baton Rouge on September 1, 2012. In addition, we incurred a $20.7 million loss on early extinguishment of debt, a $10.2 million charge related to cash and land donation commitments made for various projects in the city of St. Louis to satisfy obligations under our redevelopment agreement, and a $25.0 million impairment of our investment in ACDL.

(f)
In computing the ratio of earnings to fixed charges: (x) earnings were pre-tax income (loss) from continuing operations before losses from equity method investments and fixed charges, excluding capitalized interest; and (y) fixed charges were the sum of interest expense, amortization of debt issuance costs and debt discount/premium, capitalized interest and the estimated interest component included in rental expense. Due principally to our large non-cash charges deducted to compute such earnings, earnings so calculated were less than fixed charges by $99.5 million and $485.9 million for the years ended December 31, 2013 and December 31, 2016, respectively.

(g)	Excludes amounts of cash and cash equivalents associated with entities and operations included in discontinued operations in the respective year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, our audited Consolidated Financial Statements and the notes thereto, included in this Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.

EXECUTIVE OVERVIEW

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment businesses. References herein to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates. References to “Former Pinnacle” refer to Pinnacle Entertainment, Inc. prior to the Spin-Off and Merger (as such terms are defined below).

We own and operate 16 gaming, hospitality and entertainment businesses, of which 15 operate in leased facilities. Our owned facilities are located in Ohio and our leased facilities are located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, and Pennsylvania, subject to the Master Lease and the Meadows Lease (as such terms are defined below). We also hold a majority interest in the racing license owner, and we are a party to a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. Additionally, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour (“HPT”). We view each of our operating businesses as an operating segment with the exception of our two businesses in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

Midwest segment, which includes:	Location
Ameristar Council Bluffs (1)	Council Bluffs, Iowa
Ameristar East Chicago (1)	East Chicago, Indiana
Ameristar Kansas City (1)	Kansas City, Missouri
Ameristar St. Charles (1)	St. Charles, Missouri
Belterra (1)	Florence, Indiana
Belterra Park	Cincinnati, Ohio
Meadows (2)	Washington, Pennsylvania
River City (1)	St. Louis, Missouri

South segment, which includes:	Location
Ameristar Vicksburg (1)	Vicksburg, Mississippi
Boomtown Bossier City (1)	Bossier City, Louisiana
Boomtown New Orleans (1)	New Orleans, Louisiana
L’Auberge Baton Rouge (1)	Baton Rouge, Louisiana
L’Auberge Lake Charles (1)	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk (1)	Black Hawk, Colorado
Cactus Petes and Horseshu (1)	Jackpot, Nevada
(1)     We lease the real estate associated with these gaming facilities under the terms of the Master Lease.

(2)
The Meadows Racetrack and Casino (the “Meadows”) was acquired on September 9, 2016, as discussed below. We lease the real estate associated with this gaming facility under the terms of the Meadows Lease.

We own and operate gaming, hospitality and entertainment businesses, all of which include gaming, food and beverage, and retail facilities, and most of which include hotel and resort amenities. Our operating results are highly dependent on the volume of customers at our businesses, which, in turn, affects the price we can charge for hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for hospitality or entertainment services with cash or credit cards. Our businesses generate significant operating cash flow. Our industry is capital-intensive, and we rely on the ability of our businesses to generate operating cash flow to satisfy our obligations under the Master Lease and the Meadows Lease, pay interest, repay debt, and fund maintenance capital expenditures.

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and our mychoice customer loyalty program. We seek to improve cash flows by focusing on operational excellence and efficiency while meeting our guests’ expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain the existing facilities in which we operate, while growing the number of businesses we own and operate by pursuing opportunities to either acquire or develop gaming, hospitality and entertainment businesses. We intend to diversify our revenue sources by growing our portfolio of businesses and facilities, while remaining gaming, hospitality and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

On April 28, 2016, Former Pinnacle completed the transactions under the terms of a definitive agreement (the “Merger Agreement”) with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust. Pursuant to the terms of the Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into the Company, a newly formed subsidiary initially named PNK Entertainment, Inc., and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of the Company (such distribution referred to as the “Spin-Off”). As a result, Former Pinnacle stockholders received one share of the Company’s common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), then merged with and into Former Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI. The Company was renamed Pinnacle Entertainment, Inc. immediately following the Merger.

In completing the Merger, each share of common stock, par value $0.10 per share, of Former Pinnacle (the “Former Pinnacle Common Stock”) issued and outstanding immediately prior to the effective time (other than shares of Former Pinnacle Common Stock (i) owned or held in treasury by Former Pinnacle or (ii) owned by GLPI, its subsidiaries or Merger Sub) was canceled and converted into the right to receive 0.85 shares of common stock, par value $0.01 per share, of GLPI.

Following the Spin-Off and Merger, we operate our gaming businesses under a triple-net master lease agreement for the facilities acquired by GLPI (the “Master Lease”). The Master Lease has an initial term of 10 years with five subsequent, five-year renewal periods at our option. The Company currently pays annual rent of $377 million to GLPI.

We concluded that the spin-off of the Company should be accounted for as the reverse of its legal form under the requirements of Accounting Standards Codification (“ASC”) Subtopic 505-60, Spinoff and Reverse Spinoffs, resulting in the Company being considered the accounting spinnor. The gaming facilities acquired by GLPI, which are leased back by the Company under the Master Lease, did not qualify for sale-leaseback accounting; and therefore, the Master Lease is accounted for as a financing obligation and the gaming facilities remain on the Company’s Consolidated Financial Statements.

On September 9, 2016, we closed on a purchase agreement (the “Purchase Agreement”) with GLP Capital, L.P. (“GLPC”), a subsidiary of GLPI, pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania for base consideration of $138.0 million, subject to certain adjustments. The purchase price, after giving effect to such adjustments, was $134.0 million and the cash paid for the Meadows business, net of cash acquired, was $107.5 million. As a result of the transaction, we own and operate the Meadows’ gaming, entertainment and harness racing business subject to a triple-net lease of its underlying real estate with GLPI (the “Meadows Lease”). The Meadows Lease provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. The current annual rent is $25.4 million.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the years ended December 31, 2016, 2015 and 2014. As discussed in Note 13, “Segment Information,” to our Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDAR. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 13, “Segment Information,” to our Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDAR (defined below) for each segment and reconciles Consolidated Adjusted EBITDAR (defined below) to Income (loss) from continuing operations and Consolidated Adjusted EBITDAR margin to Income (loss) from continuing operations margin in accordance with generally accepted accounting principles in the United States (“GAAP”).

	For the year ended December 31,
	2016	2015	2014

	(in millions, except margin)
Revenues:
Midwest segment (a)	$1,359.9	$1,265.6	$1,185.2
South segment (a)	777.1	793.3	801.9
West segment (a)	236.0	226.6	216.0
	2,373.0	2,285.5	2,203.1
Corporate and other (c)	5.9	6.4	7.4
Total revenues	$2,378.9	$2,291.9	$2,210.5
Adjusted EBITDAR (b):
Midwest segment (a)	$402.4	$379.3	$348.4
South segment (a)	246.1	239.0	244.4
West segment (a)	88.4	81.7	78.2
	736.9	700.0	671.0
Corporate expenses and other (c)	(82.4)	(83.0)	(86.2)
Consolidated Adjusted EBITDAR (b)	654.5	617.0	584.8
Lease Payments (d)	(264.0)	—	—
Consolidated Adjusted EBITDA, net of Lease Payments (d)	390.5	617.0	584.8
Other benefits (costs) and adjustments:
Lease Payments (d)	264.0	—	—
Rent expense under the Meadows Lease	(5.1)	—	—
Depreciation and amortization	(218.3)	(242.5)	(241.1)
Pre-opening, development and other costs	(56.0)	(14.2)	(13.0)
Non-cash share-based compensation	(35.5)	(17.8)	(13.9)
Impairment of goodwill	(322.5)	(4.7)	—
Impairment of other intangible assets	(146.5)	(33.9)	—
Write-downs, reserves and recoveries, net	(16.9)	(2.7)	(6.4)
Interest expense, net	(334.3)	(244.4)	(252.6)
Loss from equity method investment	(0.1)	(0.1)	(0.2)
Loss on early extinguishment of debt	(5.2)	—	(8.2)
Income tax benefit (expense)	28.0	(14.6)	(11.1)
Income (loss) from continuing operations	$(457.9)	$42.1	$38.3
Consolidated Adjusted EBITDAR margin	27.5%	26.9%	26.5%
Income (loss) from continuing operations margin	(19.2)%	1.8%	1.7%

(a)	See “Executive Overview” section for listing of properties included in each reportable segment.

(b)
We define Consolidated Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDAR for each reportable segment as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations and discontinued operations. During 2016, the Company altered the format of its presentation from EBITDA to EBITDAR as a result of the Meadows acquisition. We define Consolidated Adjusted EBITDAR margin as Consolidated Adjusted EBITDAR divided by revenues on a consolidated basis. We define Adjusted EBITDAR margin as Adjusted EBITDAR for the segment divided by segment revenues. We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR for each segment to compare operating results among our businesses and between accounting periods. Consolidated Adjusted EBITDAR and Adjusted EBITDAR have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDAR, Consolidated Adjusted EBITDAR margin and Adjusted EBITDAR are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, Consolidated Adjusted EBITDAR approximates the measures used in the debt covenants within the Company’s debt agreements. Consolidated Adjusted EBITDAR and Adjusted EBITDAR do not include depreciation or interest expense and, therefore, do not reflect current or future capital expenditures or the cost of capital. Consolidated Adjusted EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDAR and Adjusted EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(c)
Corporate and other includes revenues from HPT and management fees associated with Retama Park Racetrack. Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Corporate expenses that are directly attributable to a property are allocated to each applicable property. All other costs incurred relating to management and consulting services provided by corporate headquarters to the properties are allocated to those properties based on their respective share of the monthly consolidated net revenues in the form of a management fee. The corporate management fee is excluded in the calculation of segment Adjusted EBITDAR and is completely eliminated in any consolidated financial results. Other includes expenses relating to the operation of HPT and the management of Retama Park Racetrack.

(d)
Consolidated Adjusted EBITDA, net of Lease Payments is defined as Consolidated Adjusted EBITDAR (as defined in footnote b above), less Lease Payments. The Company defines Lease Payments as lease payments made to GLPI for the Master Lease and the Meadows Lease. We believe that Consolidated Adjusted EBITDA, net of Lease Payments is a useful measure to compare operating results between accounting periods. In addition, Consolidated Adjusted EBITDA, net of Lease Payments is a useful measure for investors because it is an indicator of the performance of ongoing business operations after incorporating the cash flow obligations associated with the Master Lease and the Meadows Lease. Consolidated Adjusted EBITDA, net of Lease Payments should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDA, net of Lease Payments may be different from the calculation methods used by other companies; therefore, comparability may be limited. The Master Lease is accounted for as a financing obligation. Total lease payments under the Master Lease, which commenced on April 28, 2016, were $256.1 million for the year ended December 31, 2016, of which $225.1 million was recognized as interest expense and $31.0 million reduced the financing obligation. Total lease payments under the Meadows Lease, which commenced on September 9, 2016, were $7.9 million for the year ended December 31, 2016.

Consolidated Overview

During the year ended December 31, 2016, consolidated revenues increased by $87.0 million, or 3.8%, year over year to $2.4 billion and consolidated loss from continuing operations was $457.9 million. Consolidated Adjusted EBITDAR was $654.5 million, an increase of $37.5 million, or 6.1%, year over year and Consolidated Adjusted EBITDA, net of Lease Payments was $390.5 million. Consolidated loss from continuing operations margin was 19.2% for the year ended December 31, 2016. Consolidated Adjusted EBITDAR margin for the year ended December 31, 2016, was 27.5%, representing a year over year increase of 60 bps.

During the year ended December 31, 2015, consolidated revenues increased by $81.4 million, or 3.7%, year over year to $2.3 billion, consolidated income from continuing operations was $42.1 million and Consolidated Adjusted EBITDAR was $617.0 million, an increase of $32.2 million, or 5.5%, year over year. Consolidated income from continuing operations margin was 1.8% for the year ended December 31, 2015. Consolidated Adjusted EBITDAR margin for the year ended December 31, 2015, was 26.9%, representing a year over year increase of 40 bps.

The 2016 consolidated operating results were driven by the acquisition of the Meadows in September 2016, improved operating performance at Belterra Park and L’Auberge Lake Charles, and strong operating performance at L’Auberge Baton Rouge, Ameristar Black Hawk and Ameristar East Chicago. A focus on growing certain revenue streams and continued focus on operational efficiencies throughout our portfolio of businesses resulted in Consolidated Adjusted EBITDAR margin improvement year over year on top of a year over year improvement achieved in the prior year. The improved and strong operating performance, in part, due to marketing reinvestment efficiencies and other operating efficiencies, offset softness in revenue trends at certain of our businesses, particularly in the South segment. The 2016 consolidated operating results benefited from lower expense accruals from compensation program changes of $4.6 million. Non-cash impairment charges to goodwill and other intangible assets, primarily as a result of the Spin-Off and Merger, in the amounts of $322.5 million and $146.5 million, respectively, resulted in a consolidated loss from continuing operations for the year ended December 31, 2016.

The 2015 consolidated operating results were positively impacted by revenue growth, expense efficiency and the leveraging of the Ameristar Casinos, Inc. (“Ameristar”) acquisition integration work performed following the acquisition in 2013. Consolidated operating results during 2015 were benefited by the full year of operations at our Belterra Park property, which opened on May 1, 2014, but were negatively impacted by the addition of a new competitor in the Lake Charles market in December 2014. In addition, our 2015 consolidated operating results benefited from a $3.6 million refund received on a disputed vendor payment and negatively impacted by $2.0 million in costs associated with a team member retention program at L’Auberge Lake Charles and repair costs and lost business volume related to the flooding of the Red River in Bossier City.

The 2014 consolidated operating results were positively impacted by the substantial completion of the integration of the Ameristar properties into our operations, which included implementing operational changes to take advantages of synergies that were created as a part of our increased size and diversity as well as company-wide best practices.

We offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the program will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items. We have not yet integrated the Meadows, which has its own customer loyalty program, into the mychoice customer loyalty program.

We accrue a liability for the estimated cost of providing these mychoice program benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mixture of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. As of December 31, 2016 and 2015, we had accrued $25.1 million and $25.4 million, respectively, for the estimated cost of providing these benefits.

Our revenue consists mostly of gaming revenue, which is primarily from slot machines and to a smaller extent, table games. The slot revenue represented approximately 82%, 82% and 83% of gaming revenue in 2016, 2015 and 2014, respectively. In analyzing the performance of our businesses, the key indicators related to gaming revenue are slot handle and table games drop (which are volume indicators) and win or hold percentage.

Slot handle or video lottery terminal (“VLT”) handle represents the total amount wagered in a slot machine or VLT, and table games drop represents the total amount of cash and net markers issued that are deposited in gaming table drop boxes. Win represents the amount of wagers retained by us and recorded as gaming revenue, and hold represents win as a percentage of slot handle, VLT handle or table games drop. Given the stability in our slot and VLT hold percentages, we have not experienced any significant impact on our results from operations as a result of changes in hold percentages.

For table games, customers usually purchase cash chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit-worthy customers) are deposited in the drop box of each gaming table. Table game win is the amount of drop that is retained and recorded as gaming revenue, with liabilities recognized for funds deposited by customers.

Segment comparison of years ended December 31, 2016, 2015 and 2014

Midwest Segment

	For the year ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(in millions, except margin)
Gaming revenues	$1,230.1	$1,146.9	$1,075.0	7.3%	6.7%
Total revenues	$1,359.9	$1,265.6	$1,185.2	7.5%	6.8%
Operating income	$25.5	$218.9	$209.3	(88.4)%	4.6%
Adjusted EBITDAR	$402.4	$379.3	$348.4	6.1%	8.9%
Adjusted EBITDAR margin	29.6%	30.0%	29.4%	(40) bps	60 bps

In the Midwest segment, total revenues increased by $94.3 million, or 7.5%, year over year to $1.4 billion and Adjusted EBITDAR increased by $23.1 million, or 6.1%, year over year to $402.4 million for the year ended December 31, 2016. For the year ended December 31, 2015, total revenues increased by $80.4 million, or 6.8%, year over year to $1.3 billion and Adjusted EBITDAR increased by $30.9 million, or 8.9%, year over year to $379.3 million. The acquisition of the Meadows on September 9, 2016 contributed $83.9 million of total revenues and $12.9 million of Adjusted EBITDAR for the year ended December 31, 2016.

As compared to the year ended December 31, 2015, the Midwest segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2016 benefited from the acquisition of the Meadows and improved operating performance at Belterra, Belterra Park, River City and Ameristar East Chicago, but were negatively impacted by lost business volume at Ameristar St. Charles due, in part, to highway interchange construction on Interstate 70 through its completion in November 2016. Modest growth in gaming revenues, an emphasis on cash hospitality revenue streams, and operational efficiencies resulted in strong operating performance at Belterra. At Belterra Park, gaming volumes continued to ramp up and additional cost efficiencies were realized. River City experienced growth in hospitality revenue, in part, from the ramp up of new food and beverage outlets, Asian Noodle and Cibare Italian Kitchen, which opened in September 2016 and November 2016, respectively. Ameristar East Chicago benefited from cost efficiencies, particularly in hospitality.

In addition, the Midwest segment’s operating income and Adjusted EBITDAR for the year ended December 31, 2016 benefited from lower expense accruals from compensation program changes of $2.5 million. Operating income for the year ended December 31, 2016 was negatively impacted by $245.3 million in non-cash impairment of goodwill and other intangible assets as a result of an interim assessment for impairment caused by the Spin-Off and Merger and our 2016 annual assessment for impairment.

As compared to the year ended December 31, 2014, the Midwest segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2015 were driven by improved operating performance at River City, Belterra Park, Ameristar Kansas City and Ameristar East Chicago as well as continued operational efficiencies. Additionally, the Midwest segment operating results were benefited by the full year of operations at Belterra Park, which opened on May 1, 2014.

Additionally, the Midwest segment’s operating income and Adjusted EBITDAR for the year ended December 31, 2015 benefited from a $1.7 million refund received on a disputed vendor payment. Operating income for the year ended December 31, 2015 was negatively impacted by $27.5 million of non-cash impairment of other intangible assets as a result of our 2015 annual assessment for impairment. Operating income and Adjusted EBITDAR for the year ended December 31, 2014 were negatively impacted by a $3.1 million charge due to the expansion of the mychoice customer loyalty program at the Ameristar-branded properties in the second quarter 2014.

South Segment

	For the year ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(in millions, except margin)
Gaming revenues	$701.0	$712.4	$718.8	(1.6)%	(0.9)%
Total revenues	$777.1	$793.3	$801.9	(2.0)%	(1.1)%
Operating income (loss)	$(16.7)	$150.2	$163.9	NM	(8.4)%
Adjusted EBITDAR	$246.1	$239.0	$244.4	3.0%	(2.2)%
Adjusted EBITDAR margin	31.7%	30.1%	30.5%	160 bps	(40) bps
NM — Not Meaningful

In the South segment, total revenues decreased by $16.2 million, or 2.0%, year over year to $777.1 million and Adjusted EBITDAR increased by $7.1 million, or 3.0%, year over year to $246.1 million for the year ended December 31, 2016. For the year ended December 31, 2015, total revenues decreased by $8.6 million, or 1.1%, year over year to $793.3 million and Adjusted EBITDAR decreased by $5.4 million, or 2.2%, year over year to $239.0 million.

As compared to the year ended December 31, 2015, the South segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2016 were driven by strong operating performance at L’Auberge Baton Rouge and L’Auberge Lake Charles, where operating results have stabilized and begun to recover since the opening of a new competitor in December 2014, which added gaming and hotel capacity to the Lake Charles market. Ameristar Vicksburg, Boomtown Bossier City and Boomtown New Orleans experienced softness in revenue trends, which partially offset the performances at L’Auberge Baton Rouge and L’Auberge Lake Charles. In addition to increased operational efficiencies, particularly at L’Auberge Baton Rouge and L’Auberge Lake Charles, Adjusted EBITDAR for the year ended December 31, 2016 benefited from lower expense accruals from compensation program changes of $1.1 million. Operating income for the year ended December 31, 2016 was negatively impacted by a $179.9 million non-cash impairment of goodwill and other intangible assets as a result of an interim assessment for impairment caused by the Spin-Off and Merger.

As compared to the year ended December 31, 2014, the South segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2015 were driven by a decrease in operating performance at L’Auberge Lake Charles due to the addition of a new competitor that opened in December 2014. However, increases in the operating performance at Boomtown New Orleans and L’Auberge Baton Rouge partially offset the decrease at L’Auberge Lake Charles. Operating income and Adjusted EBITDAR for the year ended December 31, 2015 were negatively impacted by $2.0 million in costs related to the L’Auberge Lake Charles team member retention program that was implemented in 2014 and by repair costs and lost business volume related to the flooding of the Red River in Bossier City and benefited from a $1.3 million refund received on a disputed vendor payment. Operating income and Adjusted EBITDAR for the year ended December 31, 2014 were negatively impacted by $2.8 million in costs related to the L’Auberge Lake Charles team member retention program.

West Segment

	For the year ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(in millions, except margin)
Gaming revenues	$196.9	$189.0	$180.6	4.2%	4.7%
Total revenues	$236.0	$226.6	$216.0	4.1%	4.9%
Operating income	$25.2	$56.0	$51.1	(55.0)%	9.6%
Adjusted EBITDAR	$88.4	$81.7	$78.2	8.2%	4.5%
Adjusted EBITDAR margin	37.5%	36.1%	36.2%	140 bps	(10) bps

In the West segment, total revenues increased by $9.4 million, or 4.1%, year over year to $236.0 million and Adjusted EBITDAR increased $6.7 million, or 8.2%, year over year to $88.4 million for the year ended December 31, 2016. For the year ended December 31, 2015, total revenues increased by $10.6 million, or 4.9%, year over year to $226.6 million and Adjusted EBITDAR increased by $3.5 million, or 4.5%, year over year to $81.7 million.

As compared to the year ended December 31, 2015, the West segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2016 were driven by improved visitation and volume at Ameristar Black Hawk and the Jackpot Properties as well as continued operational efficiencies. In addition, the West segment’s operating results benefited from the opening of the newly renovated buffet at Cactus Petes in April 2016 and lower expense accruals from compensation program changes of $0.4 million. Operating income for the year ended December 31, 2016 was negatively impacted by a $42.6 million non-cash impairment of goodwill and other intangible assets as a result of an interim assessment for impairment caused by the Spin-Off and Merger.

As compared to the year ended December 31, 2014, the West segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2015 were driven by improved visitation and volume at Ameristar Black Hawk and the Jackpot Properties. Operating income and Adjusted EBITDAR for the year ended December 31, 2015 benefited from a $0.4 million refund received on a disputed vendor payment. Operating income for the year ended December 31, 2015 was negatively impacted by $0.5 million of non-cash impairment of other intangible assets as a result of our 2015 annual assessment for impairment.

Other factors affecting income (loss) from continuing operations

	For the year ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(in millions)
Other benefits (costs):
Corporate expenses and other	$(82.4)	$(83.0)	$(86.2)	(0.7)%	(3.7)%
Rent expense under the Meadows Lease	$(5.1)	$—	$—	NM	NM
Depreciation and amortization expense	$(218.3)	$(242.5)	$(241.1)	(10.0)%	0.6%
Pre-opening, development and other costs	$(56.0)	$(14.2)	$(13.0)	NM	9.2%
Share-based compensation expense	$(35.5)	$(17.8)	$(13.9)	99.4%	28.1%
Impairment of goodwill	$(322.5)	$(4.7)	$—	NM	NM
Impairment of other intangible assets	$(146.5)	$(33.9)	$—	NM	NM
Write-downs, reserves and recoveries, net	$(16.9)	$(2.7)	$(6.4)	NM	(57.8)%
Interest expense, net	$(334.3)	$(244.4)	$(252.6)	36.8%	(3.2)%
Loss from equity method investment	$(0.1)	$(0.1)	$(0.2)	—%	(50.0)%
Loss on early extinguishment of debt	$(5.2)	$—	$(8.2)	NM	NM
Income tax benefit (expense)	$28.0	$(14.6)	$(11.1)	NM	31.5%
NM — Not Meaningful
Corporate expenses and other is principally comprised of corporate overhead expense, HPT and the Retama Park Racetrack management operations. Corporate overhead expense decreased by $0.6 million year over year to $82.4 million for the year ended December 31, 2016 primarily attributable to lower professional services and from lower expense accruals from compensation program changes of $0.6 million. The decrease in corporate overhead expense of $3.2 million year over year to $83.0 million for the year ended December 31, 2015 was primarily driven by non-recurring costs incurred during the year ended December 31, 2014 including $8.1 million associated with the opposition of a Colorado referendum to expand casino gambling to racetracks and severance costs related to operational leadership changes with no similar costs of significance during the year ended December 31, 2015.
Rent expense under the Meadows Lease for the year ended December 31, 2016 relates to the rent expense recorded on the Meadows Lease, which commenced on September 9, 2016. Rent expense is recorded on a straight-line basis using minimum lease payments over the lease term. Lease payments made to GLPI under the Meadows Lease were $7.9 million for the year ended December 31, 2016.

Depreciation and amortization expense decreased during the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to the timing of certain equipment that became fully depreciated during the year ended December 31, 2015 and the accelerated method of amortization on our customer relationships, which offset the increase attributable to the acquisition of the Meadows in September 2016.
Depreciation and amortization expense increased slightly during the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to the opening of Belterra Park in May 2014 and the Boomtown New Orleans hotel in December 2014, which are offset by the timing of certain equipment that became fully depreciated during the year ended December 31, 2015 and the accelerated method of amortization on our customer relationships.

As a result of the Spin-Off and Merger, substantially all of the land, buildings, vessels and associated improvements used in the Company’s operations and included in our Consolidated Balance Sheets are subject to the Master Lease and owned by GLPI. Furthermore, these assets continue to be depreciated consistent with treatment prior to the Spin-Off and Merger.
Pre-opening, development and other costs consist of the following:

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Restructuring costs (1)	$48.7	$12.2	$1.7
Meadows acquisition costs (2)	6.4	—	—
Belterra Park (3)	—	—	8.2
Other	0.9	2.0	3.1
Total pre-opening, development and other costs	$56.0	$14.2	$13.0

(1)	Amounts comprised of costs associated with the Spin-Off and Merger.

(2)	Amounts comprised principally of legal, advisory and other costs associated with the acquisition and integration of the Meadows.

(3)	Belterra Park opened on May 1, 2014.

Share-based compensation expense for the year ended December 31, 2016, increased as compared to the prior year primarily due to $22.6 million of cost associated with the accelerated vesting of share-based payment awards recorded during the second quarter 2016 as a result of the Spin-Off and Merger.

For the year ended December 31, 2015, share-based compensation expense increased as compared to the prior year due to stock awards granted in 2015 and due to lower share-based compensation expense during 2014 as a result of the determination that certain performance share awards were no longer expected to vest, which resulted in the reversal of previously recognized share-based compensation expense.

Impairment of goodwill for the year ended December 31, 2016 includes a non-cash impairment charge of $321.3 million as a result of an interim assessment for impairment. Given that the Spin-Off and Merger transactions represented a significant financial restructuring event that increased our cash flow obligations in connection with the Master Lease, we concluded that an indicator of impairment existed as of April 28, 2016, the closing date of the transactions. Additionally, the year ended December 31, 2016 includes a $1.2 million non-cash impairment charge at HPT as a result of our 2016 annual assessment for impairment.

During the year ended December 31, 2015, as a result of separate interim assessments for impairment, we recognized non-cash impairments of the goodwill of Pinnacle Retama Partners, LLC (“PRP”) and HPT in the amounts of $3.3 million and $1.4 million, respectively. For PRP, we determined that there was an indicator that impairment may exist on its goodwill and other intangible assets as a result of the lack of legislative progress and on-going negative operating results at Retama Park Racetrack. For HPT, we determined that there was an indicator that impairment may exist on its goodwill and other intangible assets due to its operating performance.
There were no impairments to goodwill for the year ended December 31, 2014.

Impairment of other intangible assets for the year ended December 31, 2016 consists of non-cash impairment charges to gaming licenses and trade names, in the amounts of $85.5 million and $61.0 million, respectively. Of the $85.5 million, $68.5 million is the result of an interim assessment for impairment performed as of April 28, 2016 due to the Spin-Off and Merger and $17.0 million is the result of our 2016 annual assessment for impairment. The gaming license impairments pertained to our

Midwest segment and the trade name impairments related to our Midwest, South and West segments, in the amounts of $35.3 million, $22.2 million and $3.5 million, respectively.

During the year ended December 31, 2015, as a result of our annual assessment for impairment, we recognized non-cash impairments of a gaming license and a trade name in the amounts of $27.5 million and $0.5 million, respectively. The gaming license impairment, which pertained to our Midwest segment, was primarily driven by operating results of one of our reporting units being below expectations, which resulted in revisions to our long-term operating projections for this property. The trade name impairment, which pertained to our West segment, was primarily the result of updated assumptions used in the analysis, such as the discount rate.
During the year ended December 31, 2015, as a result of separate interim assessments for impairment, we recognized non-cash impairments of the racing license of Retama Park Racetrack, the HPT trade name and the HPT player relationship, in the amounts of $5.0 million, $0.2 million and $0.7 million, respectively.
There were no impairments to other intangible assets for the year ended December 31, 2014.

Write-downs, reserves and recoveries, net, consist of the following:

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Loss on disposals of long-lived assets, net	$16.2	$0.3	$3.5
Lease abandonment	—	—	3.0
Impairment of long-lived assets	0.2	3.2	—
Other	0.5	(0.8)	(0.1)
Write-downs, reserves and recoveries, net	$16.9	$2.7	$6.4

Loss on disposals of long-lived assets, net: During the years ended December 31, 2016, 2015, and 2014, we recorded net losses of $16.2 million, $8.7 million, and $3.5 million, respectively, related primarily to disposals of furniture, fixtures and equipment at the properties in the normal course of business. Additionally, during the year ended December 31, 2015, we recorded a gain on the sale of land in Springfield, Massachusetts of $8.4 million.

Lease abandonment: During the year ended December 31, 2014, we recorded a $3.0 million lease abandonment charge from the consolidation of our Las Vegas headquarters.

Impairment of long-lived assets: During the year ended December 31, 2015, we recorded a total of $3.0 million in non-cash impairment charges on our land in Central City, Colorado to reduce the carrying amount of the asset to its estimated fair value less cost to sell. Additionally, during the years ended December 31, 2016 and 2015, we recorded non-cash impairments of furniture, fixtures and equipment at the properties.
Interest expense, net, was as follows:

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Interest expense from financing obligation (1)	$225.1	$—	$—
Interest expense from debt (2)	108.0	244.7	255.9
Interest income	(0.4)	(0.3)	(0.4)
Capitalized interest	(0.1)	—	(2.9)
Other (3)	1.7	—	—
Interest expense, net	$334.3	$244.4	$252.6

(1)
Total payments under the Master Lease, which commenced on April 28, 2016, were $256.1 million for the year ended December 31, 2016, of which $225.1 million was recognized as interest expense and $31.0 million reduced the financing obligation.

(2)
Interest expense associated with the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes, and the 8.75% Notes (as such terms are defined in the “Liquidity and Capital Resources” section below), which were no longer obligations of the Company as of April 28, 2016, included in the year ended December 31, 2016 was $76.5 million.

(3)	Represents a nonrecurring expense associated with the GLPI transaction.

For the year ended December 31, 2016, interest expense increased as compared to the prior year due principally to the interest expense incurred under our financing obligation, which offset the decrease in interest expense incurred related to our debt borrowings. For the year ended December 31, 2015, interest expense decreased as compared to the prior year due to the reduction in total debt principal outstanding achieved principally with operating cash flows and proceeds from asset sales.

For the years ended December 31, 2016, 2015 and 2014, excluding the amortization of debt issuance costs and original issuance discounts/premiums, interest expense, net, was $327.0 million, $232.0 million and $242.9 million, respectively.

Loss on equity method investment represents losses recognized for the years ended December 31, 2016, 2015 and 2014, for our allocable share of an investment in a land re-vitalization project in downtown St. Louis.

Loss on early extinguishment of debt for the year ended December 31, 2016, represents a $5.2 million loss related to the repayment, in full, of the Former Senior Secured Credit Facilities. The year ended December 31, 2014 includes an $8.2 million loss from the redemption of our B-1 Term Loan (as defined in the “Liquidity and Capital Resources” section below). The loss for both periods included the write-off of previously unamortized debt issuance costs and original issuance discount.

Income tax benefit for the year ended December 31, 2016 was $28.0 million, as compared to an income tax expense of $14.6 million and $11.1 million for the years ended December 31, 2015, and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, the effective tax rates were 5.8%, 25.7% and 22.5%, respectively. The effective tax rate for the year ended December 31, 2016 was impacted by the impairment of goodwill and other intangible assets. Our effective tax rate may differ from the expected statutory tax rate of 35% due to the effect of permanent items, the recording of valuation allowance releases, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and reserves for unrecognized tax benefits. Our income tax rate for the years ended December 31, 2016 and 2015 included tax benefits from the release of uncertain tax positions in the amounts of $1.3 million and $5.4 million, respectively. For the year ended December 31, 2014, our income tax rate included a tax benefit from the release of $3.0 million of our valuation allowance as a result of additional deferred tax liabilities recognized from the preparation of the Ameristar pre-acquisition tax returns.

The Spin-Off described in the “Executive Overview” was a taxable transaction. A gain was recognized for tax purposes and the tax bases of the operating assets were stepped up to fair market value at the time of the transaction. Pursuant to ASC Topic 740, Income Taxes, the tax impact directly related to the transaction amongst shareholders was recorded to equity, consistent with the overall accounting treatment of the transaction. All changes in tax bases of assets and liabilities caused by the transactions were recorded to additional paid-in capital.

As previously noted, the failed sale-leaseback is accounted for as a financial obligation. As a result, the gaming facilities are presented on the Company’s Consolidated Balance Sheets at historical cost, net of accumulated depreciation, and the financing obligation is recognized and amortized over the lease term. For federal and state income tax purposes, the Spin-Off and the subsequent leaseback of the gaming facilities is an operating lease. As such, the Company recognizes no tax bases in the leased gaming facilities, which creates basis differences that give rise to deferred taxes under ASC Topic 740, Income Taxes.

Discontinued operations

Income from discontinued operations, net of income taxes, for the year ended December 31, 2016, 2015 and 2014 was $0.4 million, $5.5 million and $5.5 million, respectively. These amounts are primarily attributable to our former Lumiére Place Casino, HoteLumiére, and the Four Seasons Hotel St. Louis (collectively, the “Lumiére Place Casino and Hotels”) operations, excess land associated with our former Boomtown Reno operation, and our former Ameristar Lake Charles development project.

LIQUIDITY AND CAPITAL RESOURCES

We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income (loss) due to large non-cash charges, such as impairment of goodwill and other intangible assets and depreciation and amortization. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of development projects, and our compliance with covenants contained in our debt agreements. As of December 31, 2016, we held $185.1 million of cash and cash equivalents. As of December 31, 2016, we had $107.2 million drawn on our $400.0 million Revolving Credit Facility (as defined below) and had $11.0 million committed under various letters of credit.

	For the year ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(in millions)
Net cash provided by operating activities	$255.7	$408.2	$328.5	(37.4)%	24.3%
Net cash provided by (used in) investing activities	$(195.1)	$(79.9)	$33.2	NM	NM
Net cash used in financing activities	$(39.6)	$(329.0)	$(395.6)	(88.0)%	(16.8)%
NM — Not Meaningful
Operating Cash Flow
Our cash provided by operating activities for the year ended December 31, 2016, as compared to the prior year, decreased due primarily to interest payments made on the financing obligation of $225.1 million; expenses and other costs associated with the completion of the Spin-Off and Merger, including costs to obtain financing; acquisition costs related to the Meadows; and the timing of payments and receipts of working capital items, offset by the decrease in interest payments made on long-term debt and the increase attributable to improved operating results. Additionally, for the year ended December 31, 2016, net cash payments related to income taxes were $12.5 million, as compared to the prior-year period, in which we received $17.3 million of net cash refunds related to income taxes.
Cash provided by operating activities for the year ended December 31, 2015, as compared to the prior year, increased due primarily to an improvement in operating results; a reduction of cash paid for interest, net of amounts capitalized, of $10.5 million; and the receipt of $17.3 million of net cash refunds related to income taxes.
Investing Cash Flow
The following is a summary of our capital expenditures by segment:

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Midwest segment	$56.3	$45.6	$158.2
South segment	27.7	24.1	51.0
West segment	10.6	9.9	7.7
Other	3.3	4.4	13.9
Total capital expenditures	$97.9	$84.0	$230.8

In addition to our capital expenditures summarized above, during the year ended December 31, 2016, we received $0.3 million in net proceeds from the disposition of land in Central City, Colorado, and $10.0 million from the collection of the deferred consideration in the form of a note receivable relating to our disposition of Ameristar Lake Charles, which was sold in November 2013. During the year ended December 31, 2015, we made our final installment payment of $25.0 million for Belterra Park’s VLT license and received $25.1 million in combined net proceeds from the dispositions of land in Springfield, Massachusetts, and Reno, Nevada, in separate transactions. During the year ended December 31, 2014, we made $25.0 million in payments for Belterra Park’s VLT license, received $25.0 million relating to an escrow refund and received $258.5 million in net proceeds primarily relating to the sale of our ownership interests in the subsidiaries that owned and operated the Lumiére Place Casino and Hotels.

On September 9, 2016, we closed on the purchase agreement with GLPC, a subsidiary of GLPI, pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania for a base purchase price of $138.0 million, subject to certain adjustments. The purchase price, after giving effect to such adjustments, was $134.0 million and the cash paid for the Meadows business, net of cash acquired, was $107.5 million. As a result of the transaction, we own and operate the Meadows’ gaming, entertainment and harness racing business subject to the Meadows Lease.

The Meadows Lease provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. The current annual rent is $25.4 million, payable in monthly installments, and comprised of a base rent of $14.0 million, which is subject to certain adjustments, and an initial percentage rent of $11.4 million. The base rent is fixed for the first year and, beginning in the second year of the lease, subject to an annual escalation of up to 5% for the initial 10-year term or until the lease year in which base rent plus percentage rent is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 1.8:1 during lease year two, 1.9:1 during lease year three and 2.0:1 during lease year four and thereafter. The percentage rent is fixed for the first two years and will be adjusted every two years to establish a new fixed amount for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period.

Our intention is to use existing cash resources, expected cash flows from operations and funds available under our Senior Secured Credit Facilities to fund operations, maintain existing facilities, make necessary debt service payments, make necessary Master Lease and Meadows Lease payments, fund any potential acquisition and development projects, and repurchase shares of our common stock. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible.

Our ability to borrow under our Senior Secured Credit Facilities is contingent upon, among other things, meeting customary financial and other covenants. If we are unable to borrow under our Senior Secured Credit Facilities, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, our ability to maintain our existing facilities or complete our ongoing projects may be affected unless we sell assets, enter into leasing arrangements, or take other measures to find additional financial resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all.

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

Fourteen of our sixteen gaming facilities are subject to the Master Lease with GLPI. Under the Master Lease, the current annual aggregate rent payable is $377 million and rent is payable in monthly installments. The rent is comprised of base rent, which includes a land and a building component, and percentage rent. In the first year of the lease, the land base rent, the building base rent, and the percentage rent are $44 million, $289 million, and $44 million, respectively.

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

Total payments under the Master Lease, which commenced on April 28, 2016, were $256.1 million for the year ended December 31, 2016, of which $225.1 million was recognized as interest expense and $31.0 million reduced the financing obligation.
Financing in Connection with the Spin-Off and Merger

In connection with the Spin-Off and Merger, on April 28, 2016, the Company made a dividend to Former Pinnacle in the amount of $808.4 million (the “Cash Payment”), which was equal to the amount of existing debt outstanding of Former

Pinnacle as of April 28, 2016, less approximately $2.7 billion that GLPI assumed pursuant to the Merger Agreement. Immediately prior to the consummation of the Spin-Off and Merger, Former Pinnacle’s amended and restated credit agreement (“Former Senior Secured Credit Facilities”) was repaid in full and terminated and its 6.375% senior notes due 2021 (“6.375% Notes”), 7.50% senior notes due 2021 (“7.50% Notes”) and 7.75% senior subordinated notes due 2022 (“7.75% Notes”) were redeemed. In addition, Former Pinnacle’s 8.75% senior subordinated notes due 2020 (“8.75% Notes”) were satisfied and discharged in April 2016, and were subsequently redeemed in May 2016. Following the consummation of the Spin-Off and Merger, the Company had no outstanding obligations under the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes.

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

The proceeds of the Senior Secured Credit Facilities, together with the proceeds of the Existing 5.625% Notes were used on April 28, 2016 (i) to make the Cash Payment and (ii) to pay fees and expenses related to the issuance of the Senior Secured Credit Facilities and the Existing 5.625% Notes. Proceeds from loans under the Revolving Credit Facility are used for working capital, to fund permitted dividends, distributions and acquisitions, for general corporate purposes and for any other purpose not prohibited by the Credit Agreement.
Senior Secured Credit Facilities

As of December 31, 2016, we had $107.2 million drawn under the Revolving Credit Facility, $180.4 million of loans outstanding under the Term Loan A Facility, $165.2 million of loans outstanding under the Term Loan B Facility and had $11.0 million committed under various letters of credit. Subsequent to their issuance, during the year ended December 31, 2016, we repaid $32.2 million of loans under the Senior Secured Credit Facilities, net of borrowings, which was accomplished principally with cash provided by operations. As noted above, the acquisition of the Meadows was funded with proceeds from borrowings under the Revolving Credit Facility. In October 2016, the net proceeds from the issuance of Additional 5.625% Notes (as defined below) were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility.

Loans under the Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter. Loans under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, LIBOR plus 3.00% or the base rate plus 2.00% and in no event will LIBOR be less than 0.75%. In addition, we pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate that ranges from 0.30% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.

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

The Credit Agreement contains, among other things, certain affirmative and negative covenants and, solely for the benefit of the lenders under the Senior Secured Credit Facilities, financial covenants, including (1) maximum permitted Consolidated Total Net Leverage Ratio of 4.25 to 1.00; (2) maximum permitted Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of 2.75 to 1.00; and (3) required minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. The maximum Consolidated Total Net Leverage Ratio and the maximum Consolidated Senior Secured Net Leverage Ratio are subject to change at each fiscal quarter until December 31, 2017 and June 30, 2017, respectively. The Credit Agreement also contains certain customary events of default, including the occurrence of a change of control, revocation of material licenses by gaming authorities (subject to a cure period), termination of the Master Lease and cross-default to certain events of default under the Master Lease.

As of December 31, 2016, we were in compliance with the financial covenant ratios under the Senior Secured Credit Facilities and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

5.625% Senior Notes due 2024

The Existing 5.625% Notes were issued at par, mature on May 1, 2024, and bear interest at the rate of 5.625% per annum. Interest on the Existing 5.625% Notes is payable semi-annually on May 1st and November 1st of each year. On October 12, 2016, we issued an additional $125.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the “Additional 5.625% Notes” and together with the Existing 5.625% Notes, the “5.625% Notes”), under the bond indenture governing the Existing 5.625% Notes issued on April 28, 2016, as amended and supplemented by that certain first supplemental indenture, dated as of October 12, 2016. The Additional 5.625% Notes were issued at par plus a premium of 50 basis points. We financed the purchase of the Meadows with our Revolving Credit Facility and the net proceeds from the issuance of the Additional 5.625% Notes were used to repay a portion of the outstanding borrowings under our Revolving Credit Facility. The 5.625% Notes were issued pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). We have agreed to file a registration statement with the SEC with respect to a registered offer to exchange the 5.625% Notes for a new issue of substantially identical notes (except that the new exchange notes will not contain terms with respect to additional interest or transfer restrictions) on or prior to July 31, 2017, and to use commercially reasonable efforts (a) to have such registration statement declared effective by the SEC under the Securities Act on or prior to 90 days after the filing deadline described above, and (b) to issue on or prior to 30 days or longer, if required by federal securities laws, after such registration statement is declared effective, such exchange notes.

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

The 5.625% Notes are the Company’s senior unsecured obligations and rank pari passu in right of payment with all of the Company’s senior unsecured indebtedness, and senior in right of payment to all of the Company’s subordinated indebtedness, without giving effect to collateral arrangements. The 5.625% Notes are effectively subordinated to the Company’s secured indebtedness, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such indebtedness. The 5.625% Notes are not guaranteed by any of the Company’s subsidiaries, except in the event that the Company in the future incurs certain subsidiary-guaranteed unsecured indebtedness, and, therefore, the 5.625% Notes will be structurally subordinated to all liabilities of the Company’s subsidiaries, including their guarantees of the Company’s Senior Secured Credit Facilities.

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

Former Senior Secured Credit Facilities

The Former Senior Secured Credit Facilities consisted of (i) $1.6 billion of term loans comprised of $500.0 million in tranche B-1 term loans (“B-1 Term Loan”) and $1.1 billion in tranche B-2 term loans (“B-2 Term Loan”) and (ii) a $1.0 billion revolving credit commitment (“Former Revolving Credit Facility”). The B-1 Term Loan was fully repaid during the year ended December 31, 2014. The B-2 Term Loan bore interest, at our option, at either LIBOR plus 2.75% or at a base rate plus 1.75% and in no event was LIBOR to be less than 1.00%. The Former Revolving Credit Facility bore interest, at our option, at either LIBOR plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on a consolidated total leverage ratio. Prior to the Spin-Off and Merger, during the year December 31, 2016, we repaid $68.4 million of loans under the Former Senior Secured Credit Facilities, net of borrowings, which was accomplished principally with cash provided by operations. The Former Senior Secured Credit Facilities were repaid in full and terminated as a part of the Spin-Off and Merger transactions.

Senior and Senior Subordinated Indebtedness

6.375% Senior Notes due 2021: In August 2013, we issued $850.0 million in aggregate principal amount of 6.375% Notes to fund the acquisition of Ameristar.

7.50% Senior Notes due 2021: As part of the acquisition of Ameristar, we assumed $1.04 billion in aggregate principal amount of 7.50% Notes that were originally issued by Ameristar. The 7.50% Notes were recorded at fair value as part of the purchase price allocation with a premium of $72.8 million. In addition, a consent fee payment to the holders of the 7.50% Notes at acquisition was included as a discount component of the total carrying amount.

7.75% Senior Subordinated Notes due 2022: In March 2012, we issued $325.0 million in aggregate principal amount of 7.75% Notes.

8.75% Senior Subordinated Notes due 2020: In May 2010, we issued $350.0 million in aggregate principal amount of 8.75% Notes.

The 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes were redeemed as a part of the Spin-Off and Merger transactions.

Share Repurchase Programs

In May 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million of our common stock, which we completed in July 2016. In August 2016, our Board of Directors authorized an additional share repurchase program of up to $50.0 million of our common stock. The cost of the shares acquired is treated as a reduction to stockholders’ equity. During the year ended December 31, 2016, we repurchased 6.2 million shares of common stock and reduced stockholders’ equity by $70.2 million under both programs. As of February 23, 2017, under the additional share repurchase program, we have repurchased 1.7 million shares of common stock for $20.1 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The following table summarizes our contractual obligations and other commitments as of December 31, 2016:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years	Other

	(in millions)
Long-term debt obligations (a)	$1,232.9	$54.5	$117.0	$333.3	$728.1	$—
Long-term financing obligation (b)	11,485.3	377.0	680.2	665.8	9,762.3	—
Operating lease obligations (c)	733.6	38.2	59.2	49.6	586.6	—
Purchase obligations: (d)
Construction contractual obligations (e)	10.4	10.4	—	—	—	—
Other (f)	54.7	51.5	2.7	0.4	0.1	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP (g)	26.0	0.9	9.9	1.7	8.7	4.8
Total	$13,542.9	$532.5	$869.0	$1,050.8	$11,085.8	$4.8

(a)	Includes interest obligations through the debt maturity dates associated with the debt obligations outstanding as of December 31, 2016.

(b)	Represents the undiscounted future minimum payments due to GLPI over the 35-year term, which includes all renewal options, of the Master Lease. The amounts above exclude contingent payments.

(c)
For those lease obligations in which annual rent includes both a minimum lease payment and a percentage of future revenue, the table reflects only the known minimum lease obligation. In addition, the table reflects all renewal options for those lease obligations that have multiple renewal periods. Future renewal periods beyond the term of the Master Lease of ground leases and the water bottom leases in Louisiana have been excluded as these are the responsibility of GLPI beyond the term of the Master Lease.

(d)	Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding.

(e)	Includes obligations related to various construction projects.

(f)	Includes open purchase orders and commitments and service agreements.

(g)
Includes executive deferred compensation, potential uncertain tax position liabilities and other long-term obligations. The amount included in the “Other” column includes uncertain tax position liabilities for which we are unable to make a reliable estimate of the period of cash settlement with the taxing authority.

The table above excludes certain commitments as of December 31, 2016, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon.

CRITICAL ACCOUNTING ESTIMATES

The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States. Certain of the accounting policies require management to apply significant judgment in defining the estimates and assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on our historical experience, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. There can be no assurance that actual results will be similar to these estimates. Changes in these estimates could adversely affect our financial position or our results of operations.

We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:

Land, buildings, vessels, equipment and other long-lived assets: As of December 31, 2016, our net land, buildings, vessels and equipment was $2,768.5 million, which represented 67.9% of our total assets. As a result of the Spin-Off and Merger, substantially all of the land, buildings, vessels and associated improvements used in the Company’s operations and included in our Consolidated Balance Sheets are subject to the Master Lease and owned by GLPI. Furthermore, these assets continue to be depreciated consistent with treatment prior to the Spin-Off and Merger.

Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if, or when, an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset.

We review the carrying amount of our property and equipment used in our operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset’s carrying amount for recoverability. If the undiscounted cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying amount, then an impairment is recorded based on the fair value of the asset.

There are three generally accepted approaches available in developing an opinion of value, the cost approach, which is the price a prudent investor would pay to produce or construct a similar new item, the sales comparison approach, which is typically used for land valuations by analyzing recent sales transactions of similar sites, and the income approach, which is based on a discounted cash flow model using the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If necessary, we solicit third-party valuation expertise to assist in the valuation of our assets. We apply the most indicative approach to the overall valuation, or in some cases, a weighted analysis of any or all of these methods. The determination of fair value uses accounting judgments and estimates, including market conditions, and the reliability is dependent upon the availability and comparability of the market data uncovered, as well as the decision making criteria used by marketing participants when evaluating a property. Changes in estimates or application of alternative assumptions could produce significantly different results.

Goodwill: As of December 31, 2016, our goodwill was $610.9 million, which represented 15.0% of our total assets. We perform our annual assessment for impairment in the fourth quarter of each fiscal year (October 1st test date), or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indicators of possible impairment, which would require an interim assessment for impairment. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We consider each of our operating businesses to represent an operating segment and a reporting unit.

Goodwill can or may be required to be tested using a two-step impairment test. We are allowed to assess qualitative factors to determine whether it is necessary to complete the two-step impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, including goodwill, the two-step test can be bypassed. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, among others. These factors require significant judgment and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment utilizing the two-step approach require us to estimate, among other factors, forecasts of future operating results, revenue growth, profit margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values and fair market values of our reporting units and assets. In addition, in determining the carrying amount of our reporting units, we allocate each reporting unit that is subject to the Master Lease a pro-rata portion of the financing obligation based on the reporting unit’s Adjusted EBITDAR as a percentage of the aggregate Adjusted EBITDAR of all reporting units that are subject to the Master Lease. We believe this allocation is reasonable as it is consistent with our reporting unit fair values and with terms within the Master Lease. Changes in estimates or the application of alternative assumptions could produce significantly different results. If necessary, we may solicit third-party valuation expertise to assist in the valuation of our goodwill.

During the year ended December 31, 2016, we recorded non-cash impairment charges of $322.5 million, of which, $321.3 million is the result of an interim assessment for impairment performed as a result of the Spin-Off and Merger and $1.2 million is the result of our 2016 annual assessment for impairment. In part due to the recent impairments of the goodwill of certain of our reporting units and the recent acquisition of the Meadows, such goodwill may be at-risk for future impairment. As of December 31, 2016, the carrying amount of the goodwill of reporting units that were impaired during the year ended December 31, 2016 and the Meadows was $115.9 million and $18.8 million, respectively.

Indefinite-lived Intangible Assets:  As of December 31, 2016, our indefinite-lived intangible assets were $371.3 million, which represented 9.1% of our total assets. Our indefinite-lived intangible assets include gaming licenses, a racing license and trade names, which are not subject to amortization, but instead are reviewed annually for impairment during the fourth quarter of each fiscal year (October 1st test date), or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. The determination that our gaming licenses have indefinite lives is based primarily on our expectation to operate our gaming facilities indefinitely, including the fact that renewal is expected to occur without substantial cost and without material modification to the terms and conditions of the licenses. Trade names have been determined to have indefinite lives based primarily on the fact that we expect to continue the use of these trade names in the operations of our gaming facilities for the foreseeable future and there are no specific factors limiting their useful lives.

We have the option to elect to perform the impairment assessment by qualitatively evaluating events and circumstances that have occurred since the last quantitative test. Under the qualitative evaluation, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and make a determination of whether it is more likely than not that the fair value of the indefinite-lived intangible asset being tested is less than its carrying amount. These factors require significant judgment and estimates, and application of alternative assumptions could produce significantly different results. If it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying amount, we are required to perform a quantitative assessment to determine the fair value of the indefinite-lived intangible asset.

If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment charge is recognized equal to the difference. Fair value is calculated using a discounted cash flows approach, using the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. Changes in estimates or the application of alternative assumptions including among other factors, forecasts of future operating results, revenue growth, profit margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, and risk premiums produce significantly different results. If necessary, we may solicit third-party valuation expertise to assist in the valuation of our indefinite-lived intangible assets.

During the year ended December 31, 2016, we recorded non-cash impairment charges to gaming licenses and trade names, in the amounts of $85.5 million and $61.0 million, respectively. Of the $85.5 million, $68.5 million is the result of an interim assessment for impairment performed as a result of the Spin-Off and Merger and $17.0 million is the result of our 2016 annual assessment for impairment. In part due to the recent impairments of certain of our gaming licenses and trade names and the recent acquisition of the Meadows, such gaming licenses and trade names may be at-risk for future impairment. As of December 31, 2016, the carrying amounts of gaming licenses and trade names that were impaired during the year ended December 31, 2016 were $82.5 million and $125.5 million, respectively. The carrying amounts of gaming licenses and trade names at the Meadows were $56.3 million and $15.0 million, respectively, as of December 31, 2016.

Self-insurance Reserves: We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee medical coverage. Self-insurance reserves include accruals of estimated settlements for known claims (“Case Reserves”), as well as accruals of estimates for claims incurred but not yet reported (“IBNR”). Case Reserves represent estimated liabilities for unpaid losses, based on a claims administrator’s estimates of future payments on individual reported claims, including Loss Adjustment Expenses (“LAE”). Generally, LAE includes claims settlement costs directly assigned to specific claims, such as legal fees. We estimate Case Reserves and LAE on a combined basis, but do not include claim administration costs in our estimated ultimate loss reserves. IBNR includes the provision for unreported claims, changes in case reserves, and future payments on reopened claims.

Key variables and assumptions include (but are not limited to) loss development factors, trend factors and the expected loss rates/ratios used. These loss development factors and trend factors are developed using our actual historical losses. It is possible that reasonable alternative selections would produce materially different reserve estimates. We believe the estimates of future liability are reasonable based upon this methodology; however, changes in key variables and assumptions, or generally in health care costs, accident frequency and severity could materially affect the estimate for these reserves.

Income Tax Assets and Liabilities: We utilize estimates related to cash flow projections for the realization of deferred income tax assets. The estimates are based upon recent operating results and budgets for future operating results. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment.

We assess tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. We review uncertain tax positions at each balance sheet date. Liabilities we record as a result of this analysis are recorded separately from any deferred income tax accounts, and are classified as current (“Other accrued liabilities”) or long-term (“Other long-term liabilities”) based on the timing of expected payment.

We assess the tax uncertainties on a quarterly basis and maintain the required tax reserves until the underlying issue is effectively settled or upon the expiration of the statute of limitations. Our estimate of the potential outcome of any uncertain tax issue is highly subjective; however, we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.

Share-based Compensation: Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the requisite service period. Determination of the fair values of share-based payment awards at the grant date requires judgment, including estimating the expected term of the relevant share-based awards and the expected volatility of our stock. Additionally, we must estimate the amount of share-based awards that are expected to be forfeited. The expected term of share-based awards represents the period of time that the share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectation of future employee behavior. Any changes in these highly subjective assumptions may significantly impact the share-based compensation expense for the future.

Customer Loyalty Program: We currently offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the plan will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items.

We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce different results.

Application of Business Combination Accounting: We allocate the business combination purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. We determined the fair value of identifiable intangible assets such as customer relationships, trademarks and any other significant tangible assets or liabilities, such as long-lived property. The fair value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities assumed. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis.

The provisional fair value measurements of acquired assets and liabilities assumed may be retrospectively adjusted during the measurement period. The measurement period ends once we are able to determine that we have obtained all necessary information that existed as of the acquisition date or once we determine that such information is unavailable. The measurement period does not extend beyond one year from the acquisition date.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU No. 2014-09. In December 2016, the FASB issued ASU No. 2016-19 and ASU No. 2016-20, Technical Corrections and Improvements, which further clarified and corrected certain elements of this new standard.

The Company currently anticipates adopting this accounting standard during the first quarter 2018 using the full retrospective approach. Although we are still evaluating the full impact of this standard on our Consolidated Financial Statements, the Company has concluded that the adoption of this standard will affect how we account for our mychoice customer loyalty program as well as the classification of revenues between gaming; food and beverage, lodging, and retail, entertainment and other. Under our mychoice customer loyalty program, customers earn points based on their level of play, which may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. We currently determine our liability for unredeemed points based on the estimated costs of services or merchandise to be provided and estimated redemption rates. Under the new standard, points awarded under our mychoice customer loyalty program are considered a material right given to the players based on their gaming play and the promise to provide points to players will need to be accounted for as a separate performance obligation. The new standard will require us to allocate the revenues associated with the players’ activity between gaming revenue and the value of the points and to measure the liability based on the estimated standalone selling price of the points earned after factoring in the likelihood of redemption. As a result, we expect that gaming revenues will be reduced with a corresponding increase, in total, to food and beverage, lodging, and retail, entertainment and other revenues. The revenue associated with the points earned will be recognized in the period in which they are redeemed. The quantitative effects of these changes have not yet been determined and are still being analyzed.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for the annual and interim periods beginning after December 15, 2017, with early adoption not permitted. We are currently evaluating the impact of adopting this accounting standard on our Consolidated Financial Statements.

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

The Company currently anticipates adopting this accounting standard during the first quarter 2019. Operating leases, including the Meadows Lease, our ground leases at certain properties, and agreements relating to slot machines, will be recorded on our Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The right-of-use asset will be depreciated on a straight-line basis and recognized as lease expense. The full qualitative and quantitative effects of these changes have not yet been determined and are still being analyzed.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, which clarified the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. We adopted this guidance during the first quarter 2017 and it did not have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which, among other things, eliminated the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. We adopted this guidance during the first quarter 2017 and it did not have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this guidance during the first quarter 2017 and it did not have a material impact on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses, which amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. The effective date for this update is for the annual and interim periods beginning after December 15, 2019 and early adoption is permitted beginning after December 15, 2018. We are currently evaluating the impact of adopting this new guidance on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which amends the current accounting standard to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows in order to reduce the diversity in practice of certain types of cash flows where consistent principles previously did not exist. Further, in November 2016, the FASB issued No. 2016-18, Statement of Cash Flows: Restricted Cash, which amends the current accounting standard to require the statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, which is intended to reduce the diversity in practice caused by the lack of specificity in the current accounting standard regarding the classification and presentation of changes in restricted cash or restricted cash equivalents. The effective dates for these updates are for the annual and interim periods beginning after December 15, 2017 with early adoption permitted. These updates must be applied retrospectively to all periods presented unless impracticable. The Company currently anticipates adopting these accounting standards during the first quarter 2018. However, we are still evaluating the impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends the guidance of the definition of a business, which affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The effective date for this update is for the annual and interim periods beginning after December 15, 2017 with early adoption permitted. This update should be applied prospectively. We are currently evaluating the impact of adopting this accounting standard on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the complexity and cost of performing interim and annual assessments for impairment of goodwill by eliminating the requirement to perform Step 2 of the impairment test. Thereby, companies are no longer required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a company should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A company should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit and after consideration of income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit, if applicable. We adopted this guidance during the first quarter 2017 using a prospective transition approach.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323), which adds and amends the SEC paragraphs pursuant to staff announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force meetings. Principally, this ASU is responsive to the requirement to disclose the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. This guidance, which is effective immediately, did not have a material impact on our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of December 31, 2016, we had $107.2 million drawn under the Revolving Credit Facility and had $11.0 million committed under various letters of credit. In addition, as of December 31, 2016, we had $180.4 million and $165.2 million of principal outstanding under the Term Loan A Facility and the Term Loan B Facility, respectively.
Loans under the Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter. Loans under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, LIBOR plus 3.00% or the base rate plus 2.00% and in no event will LIBOR be less than 0.75%.
As of December 31, 2016, for every 50 basis points decrease in LIBOR, our annual interest expense would decrease by $3.4 million, assuming constant debt levels. As of December 31, 2016, if LIBOR were to increase by 50 basis points, our annual interest expense would increase by $4.2 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations as of December 31, 2016. As of December 31, 2016, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—	$107,220	$—	$107,220	$105,076
Interest Rate	2.72%	2.72%	2.72%	2.72%	2.72%	—	2.72%
Term Loan A Facility	$9,250	$11,562	$16,188	$18,500	$124,875	$—	$180,375	$179,473
Interest Rate	2.72%	2.72%	2.72%	2.72%	2.72%	—	2.72%
Term Loan B Facility	$3,000	$3,000	$3,000	$3,000	$3,000	$150,250	$165,250	$167,935
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
5.625% Notes	$—	$—	$—	$—	$—	$500,000	$500,000	$500,650
Interest Rate	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%
Other	$7	$9	$9	$11	$11	$29	$76	$76
Interest Rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Entertainment, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Entertainment, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 28, 2017

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	For the year ended December 31,
	2016	2015	2014
Revenues:
Gaming	$2,128,026	$2,048,272	$1,974,410
Food and beverage	126,927	125,775	118,397
Lodging	50,745	50,961	50,553
Retail, entertainment and other	73,157	66,840	67,183
Total revenues	2,378,855	2,291,848	2,210,543
Expenses and other costs:
Gaming	1,135,951	1,094,803	1,056,878
Food and beverage	120,791	118,323	110,349
Lodging	24,895	25,001	24,002
Retail, entertainment and other	28,483	28,426	27,031
General and administrative	454,790	426,064	421,399
Depreciation and amortization	218,366	242,550	241,062
Pre-opening, development and other costs	55,980	14,247	12,962
Impairment of goodwill	322,457	4,757	—
Impairment of other intangible assets	146,500	33,845	—
Write-downs, reserves and recoveries, net	16,967	2,666	6,387
Total expenses and other costs	2,525,180	1,990,682	1,900,070
Operating income (loss)	(146,325)	301,166	310,473
Interest expense, net	(334,293)	(244,408)	(252,647)
Loss on early extinguishment of debt	(5,207)	—	(8,234)
Loss from equity method investments	(90)	(83)	(165)
Income (loss) from continuing operations before income taxes	(485,915)	56,675	49,427
Income tax benefit (expense)	28,035	(14,560)	(11,096)
Income (loss) from continuing operations	(457,880)	42,115	38,331
Income from discontinued operations, net of income taxes	433	5,494	5,449
Net income (loss)	(457,447)	47,609	43,780
Net loss attributable to non-controlling interest	(37)	(1,278)	(63)
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$(457,410)	$48,887	$43,843
Net income (loss) per common share—basic
Income (loss) from continuing operations	$(7.80)	$0.71	$0.64
Income from discontinued operations, net of income taxes	0.01	0.09	0.09
Net income (loss) per common share—basic	$(7.79)	$0.80	$0.73
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$(7.80)	$0.68	$0.62
Income from discontinued operations, net of income taxes	0.01	0.09	0.09
Net income (loss) per common share—diluted	$(7.79)	$0.77	$0.71
Number of shares—basic	58,741	61,030	59,666
Number of shares—diluted	58,741	63,321	61,606
See accompanying notes to the Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	For the year ended December 31,
	2016	2015	2014
Net income (loss)	$(457,447)	$47,609	$43,780
Post-retirement benefit obligations, net of income taxes	(82)	276	(258)
Comprehensive income (loss)	(457,529)	47,885	43,522
Comprehensive loss attributable to non-controlling interest	(37)	(1,278)	(63)
Comprehensive income (loss) attributable to Pinnacle Entertainment, Inc.	$(457,492)	$49,163	$43,585
See accompanying notes to the Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$185,093	$164,034
Accounts receivable, net of allowance for doubtful accounts of $5,282 and $9,445	42,997	33,594
Inventories	9,967	10,309
Income tax receivable, net	—	1,133
Prepaid expenses and other assets	17,760	14,624
Assets of discontinued operations held for sale	—	9,938
Total current assets	255,817	233,632
Land, buildings, vessels and equipment, net of accumulated depreciation	2,768,491	2,856,011
Goodwill	610,889	914,525
Intangible assets, net	392,398	479,543
Other assets, net	49,472	47,200
Total assets	$4,077,067	$4,530,911
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$69,069	$67,297
Accrued interest	5,286	50,091
Accrued compensation	72,939	74,069
Accrued taxes	58,207	38,910
Other accrued liabilities	91,062	84,872
Current portion of long-term debt	12,258	11,006
Current portion of long-term financing obligation	49,770	—
Total current liabilities	358,591	326,245
Long-term debt less current portion	924,442	3,616,729
Long-term financing obligation less current portion	3,113,529	—
Other long-term liabilities	40,143	36,605
Deferred income taxes	13,242	187,823
Total liabilities	4,449,947	4,167,402
Commitments and contingencies (Note 12)
Stockholders’ Equity (Deficit):
Preferred stock—$0.01 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.01 par value, 150,000,000 authorized, 55,812,425 and 60,870,749 shares issued and outstanding, net of treasury shares	620	6,724
Additional paid-in capital	919,974	1,122,661
Accumulated deficit	(1,233,819)	(705,319)
Accumulated other comprehensive income	326	408
Treasury stock, at cost, 6,209,541 and 6,374,882 of treasury shares	(70,166)	(71,090)
Total Pinnacle Entertainment, Inc. stockholders’ equity (deficit)	(383,065)	353,384
Non-controlling interest	10,185	10,125
Total stockholders’ equity (deficit)	(372,880)	363,509
Total liabilities and stockholders’ equity (deficit)	$4,077,067	$4,530,911

See accompanying notes to the Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pinnacle Stockholders’ Equity (Deficit)	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2014	59,198	$6,557	$1,075,896	$(798,049)	$390	$(71,090)	$213,704	$11,466	$225,170
Net income (loss)	—	—	—	43,843	—	—	43,843	(63)	43,780
Post-retirement benefit obligations, net of income taxes	—	—	—	—	(258)	—	(258)	—	(258)
Comprehensive income									43,522
Share-based compensation	—	—	14,043	—	—	—	14,043	—	14,043
Common stock issuance and option exercises	782	78	6,569	—	—	—	6,647	—	6,647
Balance as of December 31, 2014	59,980	6,635	1,096,508	(754,206)	132	(71,090)	277,979	11,403	289,382
Net income (loss)	—	—	—	48,887	—	—	48,887	(1,278)	47,609
Post-retirement benefit obligations, net of income taxes	—	—	—	—	276	—	276	—	276
Comprehensive income									47,885
Share-based compensation	—	—	17,789	—	—	—	17,789	—	17,789
Common stock issuance and option exercises	891	89	9,782	—	—	—	9,871	—	9,871
Tax benefit from stock option exercises	—	—	315	—	—	—	315	—	315
Tax withholding related to vesting of restricted stock units	—	—	(1,733)	—	—	—	(1,733)	—	(1,733)
Balance as of December 31, 2015	60,871	6,724	1,122,661	(705,319)	408	(71,090)	353,384	10,125	363,509
Net loss	—	—	—	(457,410)	—	—	(457,410)	(37)	(457,447)
Post-retirement benefit obligations, net of income taxes	—	—	—	—	(82)	—	(82)	—	(82)
Comprehensive loss									(457,529)
Share-based compensation	—	—	35,470	—	—	—	35,470	—	35,470
Impact of Spin-Off and Merger, net	—	(6,134)	(239,798)	(71,090)	—	71,090	(245,932)	—	(245,932)
Common stock issuance and option exercises	1,151	30	2,313	—	—	—	2,343	—	2,343
Treasury stock purchases	(6,210)	—	—	—	—	(70,166)	(70,166)	—	(70,166)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	97	97
Tax benefit from stock option exercises	—	—	1,051	—	—	—	1,051	—	1,051
Tax withholding related to vesting of restricted stock units	—	—	(1,723)	—	—	—	(1,723)	—	(1,723)
Balance as of December 31, 2016	55,812	$620	$919,974	$(1,233,819)	$326	$(70,166)	$(383,065)	$10,185	$(372,880)
See accompanying notes to the Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(457,447)	$47,609	$43,780
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	218,366	242,550	241,062
Loss (gain) on sales or disposals of long-lived assets	16,229	(4,526)	1,395
Loss from equity method investment	90	83	165
Loss on early extinguishment of debt	5,207	—	8,234
Impairment of goodwill	322,457	4,757	—
Impairment of other intangible assets	146,500	33,845	—
Impairment of land, buildings, vessels and equipment	238	4,061	4,691
Amortization of debt issuance costs and debt discounts/premiums	7,292	12,375	9,696
Share-based compensation expense	35,470	17,789	14,043
Change in income taxes	(42,381)	32,288	11,093
Changes in operating assets and liabilities:
Receivables, net	(6,599)	(4,740)	2,099
Prepaid expenses, inventories and other	1,219	14,773	(10,698)
Accounts payable, accrued expenses and other	9,106	7,362	2,926
Net cash provided by operating activities	255,747	408,226	328,486
Cash flows from investing activities:
Capital expenditures	(97,932)	(84,032)	(230,815)
Payment for business combination, net of cash acquired	(107,509)	—	—
Equity method investment, inclusive of capitalized interest	—	—	(25)
Proceeds from sales of property and equipment	149	436	441
Net proceeds from dispositions of discontinued operations and assets held for sale	10,325	25,066	258,507
Purchase of intangible asset	—	(25,000)	(25,000)
Escrow refund	—	—	25,000
Restricted cash	1,371	5,667	5,925
Loans receivable	(1,500)	(2,075)	(817)
Net cash provided by (used in) investing activities	(195,096)	(79,938)	33,216
Cash flows from financing activities:
Proceeds from Former Senior Secured Credit Facilities	134,500	466,700	291,700
Repayments under Former Senior Secured Credit Facilities	(1,011,285)	(803,200)	(692,987)
Proceeds from Senior Secured Credit Facilities	1,032,600	—	—
Repayments under Senior Secured Credit Facilities	(579,755)	—	—
Proceeds from issuance of long-term debt	500,625	—	—
Repayments under financing obligation	(30,988)	—	—
Proceeds from common stock options exercised	2,708	9,334	6,644
Purchase of treasury stock	(70,166)	—	—
Debt issuance costs	(16,198)	—	(29)
Other	(1,633)	(1,742)	(951)
Net cash used in financing activities	(39,592)	(328,908)	(395,623)
Change in cash and cash equivalents	21,059	(620)	(33,921)
Cash and cash equivalents at the beginning of the year	164,034	164,654	198,575
Cash and cash equivalents at the end of the year	$185,093	$164,034	$164,654

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$338,796	$232,002	$242,507
Cash (refunds) payments related to income taxes, net	$12,469	$(17,316)	$118
Decrease in construction related deposits and liabilities	$(1,723)	$(5,047)	$(24,899)
Increase in accrued liabilities associated with recognized intangible asset	$—	$—	$25,000
Non-cash issuance of common stock	$686	$763	$881
Non-cash retirement of debt in connection with Spin-Off and Merger	$(2,761,287)	$—	$—
Non-cash settlement of accrued interest in connection with Spin-Off and Merger	$(34,133)	$—	$—
Non-cash recognition of financing obligation	$3,194,287	$—	$—
Non-cash consideration for business combination	$(659)	$—	$—

See accompanying notes to the Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We own and operate 16 gaming, hospitality and entertainment businesses, of which 15 operate in leased facilities. Our owned facilities are located in Ohio and our leased facilities are located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, and Pennsylvania, subject to the Master Lease and the Meadows Lease (as such terms are defined below). We also hold a majority interest in the racing license owner, and we are a party to a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. Additionally, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour (“HPT”). We view each of our operating businesses as an operating segment with the exception of our two businesses in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

Midwest segment, which includes:	Location
Ameristar Council Bluffs (1)	Council Bluffs, Iowa
Ameristar East Chicago (1)	East Chicago, Indiana
Ameristar Kansas City (1)	Kansas City, Missouri
Ameristar St. Charles (1)	St. Charles, Missouri
Belterra (1)	Florence, Indiana
Belterra Park	Cincinnati, Ohio
Meadows (2)	Washington, Pennsylvania
River City (1)	St. Louis, Missouri

South segment, which includes:	Location
Ameristar Vicksburg (1)	Vicksburg, Mississippi
Boomtown Bossier City (1)	Bossier City, Louisiana
Boomtown New Orleans (1)	New Orleans, Louisiana
L’Auberge Baton Rouge (1)	Baton Rouge, Louisiana
L’Auberge Lake Charles (1)	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk (1)	Black Hawk, Colorado
Cactus Petes and Horseshu (1)	Jackpot, Nevada

(1)	We lease the real estate associated with these gaming facilities under the terms of the Master Lease.

(2)
The Meadows Racetrack and Casino (the “Meadows”) was acquired on September 9, 2016, as discussed below. We lease the real estate associated with this gaming facility under the terms of the Meadows Lease.

On April 28, 2016, Former Pinnacle completed the transactions under the terms of a definitive agreement (the “Merger Agreement”) with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust. Pursuant to the terms of the Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into the Company, a newly formed subsidiary initially named PNK Entertainment, Inc., and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of the Company (such distribution referred to as the “Spin-Off”). As a result, Former Pinnacle stockholders received one share of the Company’s common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), then merged with and into Former Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI. Following the Merger, the Company was renamed Pinnacle Entertainment, Inc., and operates its gaming, hospitality and entertainment businesses under a triple-net master lease agreement for the facilities acquired by GLPI (the “Master Lease”). For more information regarding the Spin-Off and Merger, see Note 2, “Spin-Off, Merger and Master Lease.”

Former Pinnacle’s historical Consolidated Financial Statements and accompanying notes thereto have been determined to represent the Company’s historical Consolidated Financial Statements based on the conclusion that, for accounting purposes, the Spin-Off should be evaluated as the reverse of its legal form under the requirements of Accounting Standards Codification (“ASC”) Subtopic 505-60, Spinoffs and Reverse Spinoffs, resulting in the Company being considered the accounting spinnor. In addition, the Master Lease of the gaming facilities acquired by GLPI did not qualify for sale-leaseback accounting pursuant to ASC Topic 840, Leases. Therefore, the Master Lease is accounted for as a financing obligation and the gaming facilities remain on the Company’s Consolidated Financial Statements.

On September 9, 2016, we closed on a purchase agreement (the “Purchase Agreement”) with GLP Capital, L.P. (“GLPC”), a subsidiary of GLPI, pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania for base consideration of $138.0 million, subject to certain adjustments. The purchase price, after giving effect to such adjustments, was $134.0 million and the cash paid for the Meadows business, net of cash acquired, was $107.5 million. As a result of the transaction, we own and operate the Meadows’ gaming, entertainment and harness racing business subject to a triple-net lease of its underlying real estate with GLPI (the “Meadows Lease”). See Note 6, “Master Lease Financing Obligation and Lease Obligations” and Note 8, “Investment and Acquisition Activities.”

We classify the operating results of a component or group of components that have either been disposed of or are classified as held for sale in discontinued operations when certain criteria are met. For further information, see Note 10, “Discontinued Operations and Assets Held for Sale.” Our Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

Basis of Presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The results for the periods reflect all adjustments, which are of a normal recurring nature, that management considers necessary for a fair presentation of operating results.

Principles of Consolidation: The Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. Investments in the common stock of unconsolidated affiliates in which we have the ability to exercise significant influence are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and our customer loyalty programs, the initial measurement of the financing obligation associated with the Master Lease, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and other intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected life of share-based awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.

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

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

	(in millions)
As of December 31, 2016:
Assets:
Held-to-maturity securities	$14.3	$16.4	$—	$13.4	$3.0
Promissory notes	$15.6	$19.8	$—	$19.8	$—
Liabilities:
Long-term debt	$936.7	$953.2	$—	$953.2	$—
Other long-term liabilities	$5.5	$5.6	$—	$5.6	$—
As of December 31, 2015:
Assets:
Held-to-maturity securities	$14.4	$15.2	$—	$12.1	$3.1
Promissory notes	$14.1	$19.2	$—	$19.2	$—
Liabilities:
Long-term debt	$3,627.7	$3,740.6	$—	$3,740.6	$—

The estimated fair values for certain of our long-term held-to-maturity securities and our long-term promissory notes were based on Level 2 inputs using observable market data for comparable instruments in establishing prices. The estimated fair values of certain of our other long-term liabilities were based on Level 2 inputs using a present value of future cash flow valuation technique, which is based on contractually obligated payments and terms.

The estimated fair values for certain of our long-term held-to-maturity securities were based on Level 3 inputs using a present value of future cash flow valuation technique that relies on management assumptions and qualitative observations. Key significant unobservable inputs in this technique include discount rate risk premiums and probability-weighted cash flow scenarios.

The estimated fair values of our long-term debt include the fair values of our senior notes, senior subordinated notes, and/or senior secured credit facilities were based on Level 2 inputs of observable market data on comparable debt instruments on or about December 31, 2016 and December 31, 2015, as applicable.

Cash and Cash Equivalents: Cash and cash equivalents totaled $185.1 million and $164.0 million as of December 31, 2016 and 2015, respectively. Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of purchase, are stated at the lower of cost or market value, and are valued using Level 1 inputs. Book overdraft balances are included in “Accounts payable” in our Consolidated Balance Sheets.

Accounts Receivable: Accounts receivable consists primarily of casino, hotel and other receivables. We extend casino credit to approved customers in states where it is permitted following investigations of creditworthiness. Accounts receivable are non-interest bearing and are initially recorded at cost. We have estimated an allowance for doubtful accounts of $5.3 million and $9.4 million as of December 31, 2016 and 2015, respectively, to reduce receivables to their carrying amount, which approximates fair value. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables. Bad debt expense totaled $0.1 million, $6.1 million and $2.4 million, for the years ended December 31, 2016, 2015 and 2014, respectively. The recovery of certain casino accounts receivable in 2016, which were fully reserved as of December 31, 2015, reduced our bad debt expense for the year ended December 31, 2016.

Inventories: Inventories, which consist primarily of food, beverage and retail items, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out and the weighted average methods.

Land, Buildings, Vessels and Equipment: Land, buildings, vessels and equipment are stated at cost.

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Depreciation expense	$206.5	$226.8	$220.3
We capitalize the costs of improvements that extend the life of the asset. We expense repair and maintenance costs as incurred. Gains or losses on the disposition of land, buildings, vessels and equipment are included in the determination of income. We depreciate our land improvements; buildings and improvements; vessels; and furniture, fixtures and equipment using the straight-line method over the shorter of the estimated useful life of the asset or the related lease term, as follows:

Years
Land improvements	5 to 20
Buildings and improvements	10 to 35
Vessels	10 to 35
Furniture, fixtures and equipment	3 to 20

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

Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project during the periods in which activities necessary to get the property ready for its intended use are in progress. The costs incurred for development projects are carried at cost. Interest costs associated with development projects are capitalized as part of the cost of the constructed asset. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project, or discernible portions of the project, is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. For further discussion, see Note 4, “Long-Term Debt.”

As a result of the Spin-Off and Merger, substantially all of the land, buildings, vessels and associated improvements used in the Company’s operations and included in our Consolidated Balance Sheets are subject to the Master Lease and owned by GLPI. See Note 2, “Spin-Off, Merger and Master Lease.”

Goodwill and Other Intangible Assets: Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations and has been allocated to our reporting units. We consider each of our operating segments to represent a reporting unit. Indefinite-lived intangible assets include gaming licenses, a racing license and trade names for which it is reasonably assured that we will continue to renew indefinitely. Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter (October 1st test date), or more frequently if there are indications of possible impairment. Amortizing intangible assets include player relationships and favorable leasehold interests. We review amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. See Note 9, “Goodwill and Other Intangible Assets.”

Debt Issuance Costs and Debt Discounts/Premiums: Debt issuance costs and debt discounts/premiums incurred in connection with the issuance of debt have been included as a component of the carrying amount of debt, with the exception of revolving credit facility debt issuance costs, which are included in “Other assets, net” in our Consolidated Balance Sheets. Debt issuance costs and debt discounts/premiums are amortized over the contractual term of the debt to interest expense. Debt issuance costs of the revolving credit facility are amortized on a straight-line basis, while all other debt issuance costs and debt discounts/premiums are amortized using the effective interest method. Amortization of debt issuance costs and debt discounts/premiums included in interest expense was $7.3 million, $12.4 million and $9.7 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Self-Insurance Accruals: We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, legal costs related to settling such claims and accruals of actuarial estimates of incurred but not reported claims. As of December 31, 2016 and 2015, we had total self-insurance accruals of $26.1 million and $25.5 million, respectively, which are included in “Total current liabilities” in our Consolidated Balance Sheets. In estimating these accruals, we consider historical loss experience and make judgments about the expected level of costs per claim. We believe the estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity could materially affect the estimate for these liabilities.

Customer Loyalty Program: We offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the plan will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items. We have not yet integrated the Meadows, which has its own customer loyalty program, into the mychoice customer loyalty program.

We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the combination of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption patterns could produce different results. As of December 31, 2016 and 2015, we had accrued $25.1 million and $25.4 million, respectively, for the estimated cost of providing these benefits, which are included in “Other accrued liabilities” in our Consolidated Balance Sheets.

Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period. We assess tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that has greater than a 50% chance of being realized. Uncertain tax positions are reviewed each balance sheet date. Liabilities recorded as a result of this analysis are classified as current or long-term based on the timing of expected payment. See Note 5, “Income Taxes.”

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

The retail value of food and beverage, lodging and other services furnished to guests on a complimentary basis is included in revenues and then deducted as promotional allowances in calculating total revenues. The estimated cost of providing such promotional allowances is primarily included in gaming expenses. Complimentary revenues that have been excluded from the accompanying Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, were as follows:

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Food and beverage	$138.7	$137.9	$135.3
Lodging	64.5	63.1	61.1
Retail, entertainment and other	16.4	18.0	18.2
Total promotional allowances	$219.6	$219.0	$214.6

The costs to provide such complimentary benefits for the years ended December 31, 2016, 2015 and 2014, were as follows:

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Promotional allowance costs included in gaming expense	$160.3	$167.6	$160.9

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the accompanying Consolidated Statements of Operations. These taxes for the years ended December 31, 2016, 2015 and 2014, were as follows:

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Gaming taxes	$616.3	$580.3	$557.3

Advertising Costs: We expense advertising costs the first time the advertising takes place. These costs are included in gaming expenses in the accompanying Consolidated Statements of Operations. In addition, advertising costs associated with development projects are included in pre-opening, development and other costs until the project is completed. These costs for the years ended December 31, 2016, 2015 and 2014, were as follows:

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Advertising costs	$33.0	$38.4	$30.6

Pre-opening, Development and Other Costs: Pre-opening, development and other costs consist of payroll costs to hire, employ and train the workforce prior to opening an operating facility; marketing campaigns prior to and in connection with the opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; and lease payments, real estate taxes, and other general and administrative costs prior to the opening of an operating facility. In addition, pre-opening, development and other costs include acquisition and restructuring costs. Pre-opening, development and other costs are expensed as incurred. Pre-opening, development and other costs for the years ended December 31, 2016, 2015 and 2014, consist of the following:

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Restructuring costs (1)	$48.7	$12.2	$1.7
Meadows acquisition costs (2)	6.4	—	—
Belterra Park (3)	—	—	8.2
Other	0.9	2.0	3.1
Total pre-opening, development and other costs	$56.0	$14.2	$13.0

(1)	Amounts comprised of costs associated with the Spin-Off and Merger. See Note 2, “Spin-Off, Merger and Master Lease.”

(2)	Amounts comprised principally of legal, advisory, and other costs associated with the acquisition and integration of the Meadows. See Note 8, “Investment and Acquisition Activities.”

(3)	Belterra Park opened on May 1, 2014.

Share-based Compensation: We measure the cost of awards of equity instruments to employees based on the grant-date fair value of the award. The grant-date fair value is determined by using either the Black-Scholes option-pricing model or performing a Monte Carlo simulation. The fair value, net of estimated forfeitures, is amortized as compensation cost on a straight-line basis over the vesting period. See Note 7, “Employee Benefit Plans.”

Earnings Per Share: The computation of basic and diluted earnings per share (“EPS”) is based on net income (loss) attributable to Pinnacle Entertainment, Inc. divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted EPS reflects the addition of potentially dilutive securities, which includes in-the-money share-based awards. We calculate the effect of dilutive securities using the treasury stock method. A total of 1.3 million, 0.3 million and 1.6 million out-of-the-money share-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2016, 2015 and 2014, respectively, because including them would have been anti-dilutive.
For the year ended December 31, 2016, we recorded a net loss from continuing operations. Accordingly, the potential dilution from the assumed exercise of share-based awards is anti-dilutive. As a result, basic EPS is equal to diluted EPS for such year. Share-based awards that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS was 3.0 million.

Treasury Stock: In May 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million of our common stock, which we completed in July 2016. In August 2016, our Board of Directors authorized an additional share repurchase program of up to $50.0 million of our common stock. The cost of the shares acquired is treated as a reduction to stockholders’ equity. During the year ended December 31, 2016, we repurchased 6.2 million shares of common stock and reduced stockholders’ equity by $70.2 million under both programs. As of February 23, 2017, under the additional share repurchase program, we have repurchased 1.7 million shares of common stock for $20.1 million.

Business Combinations: We allocate the business combination purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. We determined the fair value of identifiable intangible assets, such as player relationships and trade names, as well as any other significant tangible assets or liabilities, such as long-lived property. The fair value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities assumed. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis. Provisional fair value measurements of acquired assets and liabilities assumed may be retrospectively adjusted during the measurement period. The measurement period ends once we are able to determine we have obtained all necessary information that existed as of the acquisition date or once we determine that such information is unavailable. The measurement period does not extend beyond one year from the acquisition date. See Note 8, “Investment and Acquisition Activities.”

Recently Issued Accounting Pronouncements: In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU No. 2014-09. In December 2016, the FASB issued ASU No. 2016-19 and ASU No. 2016-20, Technical Corrections and Improvements, which further clarified and corrected certain elements of this new standard.

The Company currently anticipates adopting this accounting standard during the first quarter 2018 using the full retrospective approach. Although we are still evaluating the full impact of this standard on our Consolidated Financial Statements, the Company has concluded that the adoption of this standard will affect how we account for our mychoice customer loyalty program as well as the classification of revenues between gaming; food and beverage, lodging, and retail, entertainment and other. Under our mychoice customer loyalty program, customers earn points based on their level of play, which may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. We currently determine our liability for unredeemed points based on the estimated costs of services or merchandise to be provided and estimated redemption rates. Under the new standard, points awarded under our mychoice customer loyalty program are considered a material right given to the players based on their gaming play and the promise to provide points to players will need to be accounted for as a separate performance obligation. The new standard will require us to allocate the revenues associated with the players’ activity between gaming revenue and the value of the points and to measure the liability based on the estimated standalone selling price of the points earned after factoring in the likelihood of redemption. As a result, we expect that gaming revenues will be reduced with a corresponding increase, in total, to food and beverage, lodging, and retail, entertainment and other revenues. The revenue associated with the points earned will be recognized in the period in which they are redeemed. The quantitative effects of these changes have not yet been determined and are still being analyzed.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. This ASU required that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarified that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period or periods for which the requisite service has already been rendered. We adopted this guidance during the first quarter 2016 using a prospective transition approach and it did not have a material impact on our Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, which introduces guidance to ASC Topic 205, Presentation of Financial Statements, which previously lacked guidance on management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern (or provide related footnote disclosures, if necessary). We adopted this guidance during the first quarter 2016 and it did not have a material impact on our Consolidated Financial Statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which amends 1) the assessment of whether a limited partnership is a variable interest entity; 2) the effect that fees paid to a decision maker have on the consolidation analysis; 3) how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion; and 4) for entities other than limited partnerships, clarifies how to determine whether the equity holders as a group have power over an entity. We adopted this guidance during the first quarter 2016 and it did not have a material impact on our Consolidated Financial Statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which required that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. We adopted this guidance during the first quarter 2016 and it did not have a material impact on our Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for the annual and interim periods beginning after December 15, 2017, with early adoption not permitted. We are currently evaluating the impact of adopting this accounting standard on our Consolidated Financial Statements.

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

The Company currently anticipates adopting this accounting standard during the first quarter 2019. Operating leases, including the Meadows Lease, our ground leases at certain properties, and agreements relating to slot machines, will be recorded on our Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The right-of-use asset will be depreciated on a straight-line basis and recognized as lease expense. The full qualitative and quantitative effects of these changes have not yet been determined and are still being analyzed.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, which clarified the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. We adopted this guidance during the first quarter 2017 and it did not have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which, among other things, eliminated the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. We adopted this guidance during the first quarter 2017 and it did not have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this guidance during the first quarter 2017 and it did not have a material impact on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses, which amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. The effective date for this update is for the annual and interim periods beginning after December 15, 2019 and early adoption is permitted beginning after December 15, 2018. We are currently evaluating the impact of adopting this new guidance on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which amends the current accounting standard to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows in order to reduce the diversity in practice of certain types of cash flows where consistent principles previously did not exist. Further, in November 2016, the FASB issued No. 2016-18, Statement of Cash Flows: Restricted Cash, which amends the current accounting standard to require the statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, which is intended to reduce the diversity in practice caused by the lack of specificity in the current accounting standard regarding the classification and presentation of changes in restricted cash or restricted cash equivalents. The effective dates for these updates are for the annual and interim periods beginning after December 15, 2017 with early adoption permitted. These updates must be applied retrospectively to all periods presented unless impracticable. The Company currently anticipates adopting these accounting standards during the first quarter 2018. However, we are still evaluating the impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends the guidance of the definition of a business, which affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The effective date for this update is for the annual and interim periods beginning after December 15, 2017 with early adoption permitted. This update should be applied prospectively. We are currently evaluating the impact of adopting this accounting standard on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the complexity and cost of performing interim and annual assessments for impairment of goodwill by eliminating the requirement to perform Step 2 of the impairment test. Thereby, companies are no longer required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a company should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A company should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit and after consideration of income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit, if applicable. We adopted this guidance during the first quarter 2017 using a prospective transition approach.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323), which adds and amends the SEC paragraphs pursuant to staff announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force meetings. Principally, this ASU is responsive to the requirement to disclose the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. This guidance, which is effective immediately, did not have a material impact on our Consolidated Financial Statements.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Given the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our Consolidated Financial Statements.

Note 2—Spin-Off, Merger and Master Lease

Overview of the Spin-Off and Merger: On April 28, 2016, Former Pinnacle completed the transactions under the terms of the Merger Agreement with GLPI. Pursuant to the terms of the Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into the Company (newly formed subsidiary) and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of the Company. As a result, Former Pinnacle stockholders received one share of the Company’s common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Merger Sub then merged with and into Former Pinnacle, with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI. Following the Merger, the Company was renamed Pinnacle Entertainment, Inc., and operates its gaming businesses under the Master Lease for the facilities acquired by GLPI.

In completing the Merger, each share of common stock, par value $0.10 per share, of Former Pinnacle (the “Former Pinnacle Common Stock”) issued and outstanding immediately prior to the effective time (other than shares of Former Pinnacle Common Stock (i) owned or held in treasury by Former Pinnacle or (ii) owned by GLPI, its subsidiaries or Merger Sub) was canceled and converted into the right to receive 0.85 shares of common stock, par value $0.01 per share, of GLPI.

In connection with the Spin-Off and Merger, on April 28, 2016, we made a dividend to Former Pinnacle of $808.4 million (the “Cash Payment”), which was equal to the amount of debt outstanding as of April 28, 2016, less $2.7 billion that GLPI assumed pursuant to the Merger Agreement. Following the consummation of the Spin-Off and Merger, we had no outstanding obligations under the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes (as such terms are defined in Note 4, “Long-Term Debt”). For further information, including a description of the Company’s existing long-term debt, see Note 4, “Long-Term Debt.”

Master Lease: Fourteen of our sixteen gaming facilities are subject to the Master Lease with GLPI. The Master Lease has an initial term of 10 years with five subsequent, five-year renewal periods at our option. The current annual aggregate rent payable is $377 million and rent is payable in monthly installments. The rent is comprised of base rent, which includes a land and a building component, and percentage rent. In the current year of the lease, the land base rent, the building base rent and the percentage rent are $44 million, $289 million and $44 million, respectively.

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

Failed Spin-Off-Leaseback: The Spin-Off and the subsequent leaseback of the gaming facilities under the terms of the Master Lease did not meet all of the requirements for sale-leaseback accounting treatment under ASC Topic 840, Leases; and consequently, is accounted for as a financing obligation. Specifically, the Master Lease contains certain provisions that constitute prohibited forms of continuing involvement in the leased assets; such as, among other provisions, the Master Lease requires us to facilitate and cooperate in transferring ownership of the businesses to a successor tenant in the event that the Master Lease is not renewed or is otherwise terminated.

The Master Lease financing obligation was calculated at lease inception based on the future minimum payments due to GLPI under the Master Lease discounted at 10.5%. The discount rate represents the estimated incremental borrowing rate over the lease term of 35 years, which included renewal options that were reasonably assured of being exercised. As of April 28, 2016, the commencement date of the Master Lease, the financing obligation was determined to be $3.2 billion. For further information on the accounting of the Master Lease, see Note 6, “Master Lease Financing Obligation and Lease Obligations.”

Note 3—Land, Buildings, Vessels and Equipment

The following table presents a summary of our land, buildings, vessels and equipment:

	December 31,
	2016	2015

	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$426.7	$422.8
Buildings, vessels and improvements	2,689.0	2,674.6
Furniture, fixtures and equipment	805.9	763.8
Construction in progress	32.7	33.2
Land, buildings, vessels and equipment, gross	3,954.3	3,894.4
Less: accumulated depreciation	(1,185.8)	(1,038.4)
Land, buildings, vessels and equipment, net	$2,768.5	$2,856.0

As a result of the Spin-Off and Merger, substantially all of the land, buildings, vessels and associated improvements used in the Company’s operations and included in the table above are subject to the Master Lease and owned by GLPI. See Note 2, “Spin-Off, Merger and Master Lease.”

Note 4—Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2016
	Outstanding Principal	Unamortized Discount, Net of Premium, and Debt Issuance Costs	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2021	$107.2	$—	$107.2
Term Loan A Facility due 2021	180.4	(3.2)	177.2
Term Loan B Facility due 2023	165.2	(4.9)	160.3
5.625% Senior Notes due 2024	500.0	(8.1)	491.9
Other	0.1	—	0.1
Total debt including current maturities	952.9	(16.2)	936.7
Less: current maturities	(12.3)	—	(12.3)
Total long-term debt	$940.6	$(16.2)	$924.4

	December 31, 2015
	Outstanding Principal	Unamortized (Discount) Premium and (Debt Issuance Costs)	Long-Term Debt, Net

	(in millions)
Former Senior Secured Credit Facilities:
Former Revolving Credit Facility due 2018	$750.1	$—	$750.1
B-2 Term Loan due 2020	302.2	(13.3)	288.9
6.375% Senior Notes due 2021	850.0	(13.0)	837.0
7.50% Senior Notes due 2021	1,040.0	46.7	1,086.7
7.75% Senior Subordinated Notes due 2022	325.0	(4.7)	320.3
8.75% Senior Subordinated Notes due 2020	350.0	(5.4)	344.6
Other	0.1	—	0.1
Total debt including current maturities	3,617.4	10.3	3,627.7
Less: current maturities	(11.0)	—	(11.0)
Total long-term debt	$3,606.4	$10.3	$3,616.7

In connection with the Spin-Off and Merger, on April 28, 2016, we made the Cash Payment to Former Pinnacle in the amount of $808.4 million, which was equal to the amount of existing debt outstanding of Former Pinnacle as of April 28, 2016, less approximately $2.7 billion that GLPI assumed pursuant to the Merger Agreement. Immediately prior to the consummation of the Spin-Off and Merger, Former Pinnacle’s amended and restated credit agreement (“Former Senior Secured Credit Facilities”) was repaid in full and terminated and its 6.375% senior notes due 2021 (“6.375% Notes”), 7.50% senior notes due 2021 (“7.50% Notes”) and 7.75% senior subordinated notes due 2022 (“7.75% Notes”) were redeemed. In addition, Former Pinnacle’s 8.75% senior subordinated notes due 2020 (“8.75% Notes”) were satisfied and discharged in April 2016, and were subsequently redeemed in May 2016. Following the consummation of the Spin-Off and Merger, the Company had no outstanding obligations under the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes. See Note 2, “Spin-Off, Merger and Master Lease,” for further discussion of the Spin-Off and Merger.

Senior Secured Credit Facilities: On April 28, 2016, in connection with the Spin-Off and Merger, the Company entered into a credit agreement with certain lenders (the “Credit Agreement”). The Credit Agreement is comprised of (i) a $185.0 million term loan A facility with a maturity of five years (the “Term Loan A Facility”), (ii) a $300.0 million term loan B facility with a maturity of seven years (the “Term Loan B Facility”) and (iii) a $400.0 million revolving credit facility with a maturity of five years (the “Revolving Credit Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “Senior Secured Credit Facilities”). As of December 31, 2016, we had $107.2 million drawn under the Revolving Credit Facility and had $11.0 million committed under various letters of credit.

Loans under the Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter. Loans under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, LIBOR plus 3.00% or the base rate plus 2.00% and in no event will LIBOR be less than 0.75%. In addition, we pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate that ranges from 0.30% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.

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

The Credit Agreement contains, among other things, certain affirmative and negative covenants and, solely for the benefit of the lenders under the Senior Secured Credit Facilities, financial covenants, including (1) maximum permitted Consolidated Total Net Leverage Ratio of 4.25 to 1.00 as of December 31, 2016; (2) maximum permitted Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of 2.75 to 1.00 as of December 31, 2016; and (3) required minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. The maximum Consolidated Total Net Leverage Ratio and the maximum Consolidated Senior Secured Net Leverage Ratio are subject to change at each fiscal quarter until December 31, 2017 and June 30, 2017, respectively. The Credit Agreement also contains certain customary events of default, including the occurrence of a change of control, revocation of material licenses by gaming authorities (subject to a cure period), termination of the Master Lease and cross-default to certain events of default under the Master Lease. As of December 31, 2016, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

5.625% Senior Notes due 2024: On April 28, 2016, we issued $375.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the “Existing 5.625% Notes”). The Existing 5.625% Notes were issued at par, mature on May 1, 2024, and bear interest at the rate of 5.625% per annum. Interest on the Existing 5.625% Notes is payable semi-annually on May 1st and November 1st of each year.

On April 28, 2016, the proceeds of the Senior Secured Credit Facilities, together with the proceeds from the Existing 5.625% Notes were used (i) to make the Cash Payment and (ii) to pay fees and expenses related to the issuance of the Senior Secured Credit Facilities and the Existing 5.625% Notes.

On October 12, 2016, we issued an additional $125.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the “Additional 5.625% Notes” and together with the Existing 5.625% Notes, the “5.625% Notes”), under the bond indenture governing the Existing 5.625% Notes issued on April 28, 2016, as amended and supplemented by that certain first supplemental indenture, dated as of October 12, 2016. The Additional 5.625% Notes were issued at par plus a premium of 50 basis points. We financed the purchase of the Meadows with our Revolving Credit Facility and the net proceeds from the issuance of the Additional 5.625% Notes were used to repay a portion of the outstanding borrowings under our Revolving Credit Facility.

The 5.625% Notes become callable at a premium over their face amount on May 1, 2019. Beginning on or after May 1, 2019, 2020 and 2021, and until the next applicable redemption date, the 5.625% Notes are redeemable at a percentage of par equal to 104.219%, 102.813% and 101.406%, respectively. Prior to maturity, on or after May 1, 2022, the 5.625% Notes are redeemable at par. The 5.625% Notes are redeemable prior to such times at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

Former Senior Secured Credit Facilities: The Former Senior Secured Credit Facilities consisted of (i) $1.6 billion of term loans comprised of $500.0 million in tranche B-1 term loans (the “B-1 Term Loan”) and $1.1 billion in tranche B-2 term loans (the “B-2 Term Loan”) and (ii) a $1.0 billion revolving credit commitment (the “Former Revolving Credit Facility”). The B-1 Term Loan was fully repaid during the year ended December 31, 2014. The B-2 Term Loan bore interest, at our option, at either LIBOR plus 2.75% or at a base rate plus 1.75% and in no event was LIBOR to be less than 1.00%. The Former Revolving Credit Facility bore interest, at our option, at either LIBOR plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on a consolidated total leverage ratio. The Former Senior Secured Credit Facilities were repaid in full and terminated as a part of the Spin-Off and Merger transactions.

6.375% Senior Notes due 2021: In August 2013, we issued $850.0 million in aggregate principal amount of 6.375% Notes to fund the acquisition of Ameristar Casinos Inc. (“Ameristar”). The 6.375% Notes were redeemed as a part of the Spin-Off and Merger transactions.

7.50% Senior Notes due 2021: As part of the acquisition of Ameristar, we assumed $1.04 billion in aggregate principal amount of 7.50% Notes that were originally issued by Ameristar. The 7.50% Notes were recorded at fair value as part of the purchase price allocation with a premium of $72.8 million. In addition, a consent fee payment to the holders of the 7.50% Notes at acquisition was included as a discount component of the total carrying amount. The 7.50% Notes were redeemed as a part of the Spin-Off and Merger transactions.

7.75% Senior Subordinated Notes due 2022: In March 2012, we issued $325.0 million in aggregate principal amount of 7.75% Notes. The 7.75% Notes were redeemed as a part of the Spin-Off and Merger transactions.

8.75% Senior Subordinated Notes due 2020: In May 2010, we issued $350.0 million in aggregate principal amount of 8.75% Notes. The 8.75% Notes were redeemed as a part of the Spin-Off and Merger transactions.
The bond indenture governing our 5.625% Notes and our Senior Secured Credit Facilities limit the amount of dividends we are permitted to pay.

Loss on early extinguishment of debt: During the year ended December 31, 2016, we recorded a $5.2 million loss related to the repayment, in full, of the Former Senior Secured Credit Facilities. During the year ended December 31, 2014, we recorded an $8.2 million loss related to the redemption of our B-1 Term Loan. The loss for both periods included the write-off of previously unamortized debt issuance costs and original issuance discount.
Interest expense, net, was as follows:

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Interest expense from financing obligation (1)	$225.1	$—	$—
Interest expense from debt (2)	108.0	244.7	255.9
Interest income	(0.4)	(0.3)	(0.4)
Capitalized interest	(0.1)	—	(2.9)
Other (3)	1.7	—	—
Interest expense, net	$334.3	$244.4	$252.6

(1)
Total payments under the Master Lease, which commenced on April 28, 2016, were $256.1 million for the year ended December 31, 2016, of which $225.1 million was recognized as interest expense and $31.0 million reduced the financing obligation.

(2)
Interest expense associated with the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes, and the 8.75% Notes, which were no longer obligations of the Company as of April 28, 2016, included in the year ended December 31, 2016 was $76.5 million.

(3)	Represents a nonrecurring expense associated with the Spin-Off and Merger.

During the years ended December 31, 2016, 2015 and 2014, cash paid for interest, net of amounts capitalized, was $338.8 million, $232.0 million and $242.5 million, respectively.

Scheduled maturities of long-term debt: As of December 31, 2016, annual maturities of our long-term debt are as follows (amounts in millions):

Year ended December 31:
2017	$12.3
2018	14.5
2019	19.2
2020	21.5
2021	235.1
Thereafter	650.3
Total	952.9
Less: unamortized debt discount, net of premium, and debt issuance costs	(16.2)
Long-term debt, including current portion	$936.7

Note 5—Income Taxes

The Spin-Off described in Note 2, “Spin-Off, Merger and Master Lease,” was a taxable transaction. A gain was recognized for tax purposes and the tax bases of the operating assets were stepped up to fair market value at the time of the transaction. Pursuant to ASC Topic 740, Income Taxes, the tax impact directly related to the transaction amongst shareholders was recorded to equity, consistent with the overall accounting treatment of the transaction. All changes in tax bases of assets and liabilities caused by the transactions were recorded to additional paid-in capital.

As previously noted, the failed sale-leaseback is accounted for as a financial obligation. As a result, the gaming facilities are presented on the Company’s Consolidated Balance Sheets at historical cost, net of accumulated depreciation, and the financing obligation is recognized and amortized over the lease term. For federal and state income tax purposes, the Spin-Off and the subsequent leaseback of the gaming facilities is an operating lease. As such, the Company recognizes no tax bases in the leased gaming facilities, which creates basis differences that give rise to deferred taxes under ASC Topic 740, Income Taxes.
The composition of our income tax benefit (expense) from continuing operations for the years ended December 31, 2016, 2015 and 2014, was as follows:

	Current	Deferred	Total

	(in millions)
Year ended December 31, 2016:
U.S. Federal	$(1.6)	$43.4	$41.8
State	(4.4)	(9.4)	(13.8)
	$(6.0)	$34.0	$28.0
Year ended December 31, 2015:
U.S. Federal	$5.3	$(10.3)	$(5.0)
State	(1.9)	(7.7)	(9.6)
	$3.4	$(18.0)	$(14.6)
Year ended December 31, 2014:
U.S. Federal	$3.7	$(8.3)	$(4.6)
State	(1.7)	(4.8)	(6.5)
	$2.0	$(13.1)	$(11.1)

The following table reconciles our effective income tax rate from continuing operations to the federal statutory tax rate of 35%:

	2016		2015		2014
	Percent	Amount	Percent	Amount	Percent	Amount

	(in millions, except tax rates)
Federal income tax benefit (expense) at the statutory rate	35.0%	$170.1	35.0%	$(19.8)	35.0%	$(17.3)
State income taxes, net of federal tax benefits	(2.4)	(11.8)	5.3	(3.0)	(0.1)	0.1
Acquisition costs	(0.4)	(1.9)	8.6	(4.9)	1.1	(0.5)
Impairment of goodwill and other intangible assets	(23.1)	(112.5)	—	—	—	—
Reserves for unrecognized tax benefits	0.2	1.2	(9.3)	5.3	1.8	(0.9)
Credits	0.4	1.7	(3.8)	2.1	(4.8)	2.3
Change in valuation allowance	(3.2)	(15.6)	(10.8)	6.1	(15.6)	7.7
Non-deductible expenses and other	(0.7)	(3.2)	0.7	(0.4)	5.1	(2.5)
Income tax benefit (expense) from continuing operations	5.8%	$28.0	25.7%	$(14.6)	22.5%	$(11.1)
The following table shows the allocation of income tax (expense) benefit between continuing operations and discontinued operations:

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Income (loss) from continuing operations before income taxes	$(485.9)	$56.7	$49.4
Income tax benefit (expense) allocated to continuing operations	28.0	(14.6)	(11.1)
Income (loss) from continuing operations	(457.9)	42.1	38.3
Income from discontinued operations before income taxes	0.4	5.7	5.2
Income tax benefit (expense) allocated to discontinued operations	0.0	(0.2)	0.3
Income from discontinued operations, net of income taxes	0.4	5.5	5.5
Net income (loss)	$(457.5)	$47.6	$43.8

As of December 31, 2016 and 2015, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	December 31,
	2016	2015

	(in millions)
Deferred tax assets:
Workers’ compensation insurance reserve	$4.1	$4.0
Allowance for doubtful accounts	4.8	5.0
Legal and merger costs	4.6	4.8
Federal tax credit carry-forwards	—	35.8
Federal net operating loss carry-forwards	0.4	171.1
State net operating loss carry-forwards	0.1	36.2
Deferred compensation	0.2	3.1
Pre-opening expenses capitalized for tax purposes	—	13.3
Share-based compensation expense—book cost	7.4	11.4
Bond payable	—	17.0
Intangible assets	212.8	—
Master Lease	1,249.6	—
Accruals, reserves and other	16.3	104.2
Less: valuation allowance	(646.7)	(237.3)
Total deferred tax assets	853.6	168.6
Deferred tax liabilities:
Prepaid expenses	(6.1)	(5.0)
Land, buildings, vessels and equipment, net	(860.7)	(197.9)
Intangible assets	—	(153.5)
Total deferred tax liabilities	(866.8)	(356.4)
Net deferred tax liabilities	$(13.2)	$(187.8)
The following table summarizes the total deferred tax assets and total deferred tax liabilities provided in the previous table:

	December 31,
	2016	2015

	(in millions)
Total deferred tax assets	$1,500.3	$405.9
Less: valuation allowances	(646.7)	(237.3)
Less: total deferred tax liabilities	(866.8)	(356.4)
Net deferred tax liabilities	$(13.2)	$(187.8)

As of December 31, 2016, we continue to provide a full valuation allowance against deferred tax assets for all jurisdictions except for the state of Indiana, where the deferred tax assets are more likely than not to be realized. In evaluating the need for a valuation allowance, we consider all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. We have a cumulative U.S. pretax accounting loss for the years 2014 through 2016. Considering all available evidence both positive and negative, and in light of the cumulative losses in recent years, we determined that a full valuation allowance was appropriate.

Our income tax rate for the years ended December 31, 2016 and 2015 included tax benefits from the release of uncertain tax positions in the amounts of $1.3 million and $5.4 million, respectively. For the year ended December 31, 2014, our income tax rate included a tax benefit from the release of $3.0 million of our valuation allowance as a result of additional deferred tax liabilities recognized from the preparation of the Ameristar pre-acquisition tax returns.
As of April 29, 2016, the Company became a new taxpayer as a result of the Spin-Off, Merger and Master Lease transactions. All tax attributes carried over from 2015 were either utilized in the 2016 pre-transaction period or acquired by

GLPI. As of December 31, 2016, we had $1.1 million of federal net operating losses, which can be carried forward 20 years and will begin to expire in 2026, and $1.7 million of state net operating loss carry-forwards in the state of Pennsylvania, expiring beginning in 2025. The net operating losses were acquired in the acquisition of the Meadows and subject to Internal Revenue Code Section 382 limitation.
We file income tax returns in federal and state jurisdictions. Former Pinnacle is no longer subject to federal income tax examinations for tax years prior to 2011 and state income tax examinations for tax years prior to 2003. In 2012, Former Pinnacle’s federal tax return was examined by the IRS for tax years 2009 and 2010. The examination concluded in January 2013 with adjustments to certain timing items that resulted in an immaterial impact on the 2012 income tax expense. In 2015, the IRS examined the 2012 and 2013 tax years of the acquired Ameristar entities, which resulted in no findings. In 2008, the Indiana Department of Revenue (the “IDR”) commenced an income tax examination of Former Pinnacle’s Indiana income tax filings for the 2005 to 2007 period. In June 2012, a tax appeal petition was filed with the Indiana Tax Court (the “ITC”) to set aside the final assessment. In August 2013, Former Pinnacle filed a motion for partial summary judgment on the 1999 Hollywood Park sale, which was denied in June 2015. In April 2016, Former Pinnacle entered into a settlement agreement with the IDR, which did not have a material effect on our Consolidated Financial Statements. For further discussion, see Note 12, “Commitments and Contingencies.”

As of December 31, 2016, we had $4.5 million of uncertain tax benefits that, if recognized, would impact the effective tax rate. The reduction of the gross uncertain position is largely attributable to the effective settlement of issues related to prior periods. Authoritative guidance requires companies to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. We recognize accrued interest and penalties related to uncertain tax benefits as a component of income tax expense. During 2016, there was a net decrease in accrued interest of $0.6 million related to unrecognized tax benefits. We had $0.3 million of cumulative interest accrued as of the end of December 31, 2016. No penalties were accrued in any of the years ended December 31, 2016, 2015 or 2014.
The following table summarizes the activity related to uncertain tax benefits for 2016 and 2015, excluding any interest or penalties:

	2016	2015

	(in millions)
Balance as of January 1	$28.4	$37.7
Gross increases - tax positions in prior periods	0.1	0.1
Gross decreases - tax positions in prior periods	(21.0)	(6.2)
Gross increases - tax positions in current period	—	1.2
Gross decreases - tax positions in current period	—	(1.5)
Settlements	(3.0)	(2.9)
Balance as of December 31	$4.5	$28.4

Note 6—Master Lease Financing Obligation and Lease Obligations
Master Lease Financing Obligation: The Company’s Master Lease with GLPI that is described in Note 2, “Spin-Off, Merger and Master Lease,” is accounted for as a financing obligation. The obligation was calculated at lease inception based on the future minimum payments discounted at 10.5%. For purposes of calculating the financing obligation, beginning in the third lease year, the percentage rent was excluded since the payment is contingent upon the achievement of future financial results. The discount rate represents the estimated incremental borrowing rate over the lease term of 35 years, which included renewal options that were reasonably assured of being exercised. Total payments under the Master Lease, which commenced on April 28, 2016, were $256.1 million for the year ended December 31, 2016, of which $225.1 million was recognized as interest expense and $31.0 million reduced the financing obligation.

The future minimum payments related to the Master Lease financing obligation, as of December 31, 2016 are as follows (amounts in millions):

Period:
2017	$377.0
2018	347.3
2019	332.9
2020	332.9
2021	332.9
Thereafter	9,762.3
Total minimum payments	11,485.3
Less: amounts representing interest at 10.5%	(8,482.9)
Plus: residual values	160.9
Present value of future minimum payments	3,163.3
Less: current portion of financing obligation	(49.8)
Long-term portion of financing obligation	$3,113.5
Operating Leases: We have certain long-term operating lease obligations, including the Meadows Lease, corporate office space, ground leases at certain locations, water bottom leases in Louisiana, office space and gaming equipment. Minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2016 are as follows (amounts in millions):

Period:
2017	$38.2
2018	34.3
2019	24.9
2020	24.7
2021	24.9
Thereafter	586.6
$733.6
Total rent expense for these long-term lease obligations for the years ended December 31, 2016, 2015 and 2014, was $19.1 million, $13.6 million and $15.0 million, respectively.

The Meadows Lease provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. The current annual rent is $25.4 million, payable in monthly installments, and comprised of a base rent of $14.0 million, which is subject to certain adjustments, and a percentage rent of $11.4 million. The base rent is fixed for the first year and, beginning in the second year of the lease, subject to an annual escalation of up to 5% for the initial 10-year term or until the lease year in which base rent plus percentage rent is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 1.8:1 during the second lease year, 1.9:1 during the third lease year and 2.0:1 during the fourth lease year and thereafter. The percentage rent is fixed for the first two years and will be adjusted every two years to establish a new fixed amount for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period.

The Meadows Lease is accounted for as an operating lease; thereby, rent expense is recorded on a straight-line basis using the minimum lease payments over the lease term.

Former Pinnacle leased underlying land occupied by the L’Auberge Lake Charles, River City, Belterra and Ameristar East Chicago properties. At the time of the Spin-Off and Merger, these leases were assigned to GLPI and GLPI immediately subleased the land back to us. As a result, we are responsible for making payments under the terms of each of these leases, which are made directly to the respective landlords. The annual base rent for the leased L’Auberge Lake Charles land is $1.5 million per year, which adjusts annually for changes in the consumer price index. The annual rent for the leased River City land is the greater of $4.0 million or 2.5% of annual adjusted gross receipts (as defined in the lease agreement). The Belterra land lease currently provides for minimum annual rental payments of $1.5 million, plus 1.5% of gross gaming win (as defined in the lease agreement) in excess of $100.0 million. The Ameristar East Chicago land lease currently provides for minimum annual rental payments of $0.6 million, which adjusts every three years primarily based on changes in the consumer price index.

We lease corporate office space at locations in Las Vegas, Nevada. Base rent for office space at these locations ranges from $0.2 million per year to $2.7 million per year, subject to periodic base rate increases. The lease periods range from month-to-month to 11 years, subject to certain renewal options.

We are a party to a number of cancelable slot participation and some table game participation arrangements at our various casinos that are customary for casino operations. The slot arrangements generally consist of either a fixed-rent agreement on a per-day basis or a percentage of each slot machine’s gaming revenue, generally payable at month-end. Slot and table game participation fees included in the Consolidated Statements of Operations were as follows:

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Slot and table game participation fees	$26.0	$26.5	$27.8

Note 7—Employee Benefit Plans
Share-based Compensation: Our 2016 Equity and Performance Incentive Plan (the “2016 Plan”), which was approved and adopted in April 2016, allows us to grant options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock unit awards and dividend equivalents to directors, employees, consultants and/or advisors of the Company. The 2016 Plan permits the issuance of up to 7.5 million shares of the Company’s common stock, plus any shares subject to awards granted under the Prior Plans and Individual Arrangements (both defined below) which are forfeited, expire or are canceled on or after the effective date of the 2016 Plan. All awards under the 2016 Plan are counted against the 7.5 million share limit as one share for every one share granted. The 2016 Plan had 6.0 million share-based awards available for grant as of December 31, 2016.
Prior to the adoption of the 2016 Plan, Former Pinnacle’s 2015 Equity and Performance Incentive Plan (the “2015 Plan” was terminated upon closing of the Spin-Off and Merger and its 2005 Equity and Performance Incentive Plan (the “2005 Plan” and together with the 2015 Plan, the “Prior Plans”) expired on April 1, 2015.
In 2008 and 2010, in order to recruit our executive officers, we granted options outside of the 2005 Plan for the purchase of 850,000 shares of common stock, all of which remained outstanding as of December 31, 2016. Additionally, in connection with the acquisition of Ameristar in 2013, outside of the 2005 Plan, we granted new employees, who were former employees of Ameristar, options to purchase shares of common stock and restricted stock units (collectively, these grants are referred to as “Individual Agreements”).
As of December 31, 2016, we had 9.3 million share-based awards outstanding, including common stock options, restricted stock units, performance stock units and restricted stock, which are detailed below.
As a result of the Spin-Off and Merger, each outstanding vested and non-vested share-based award granted by Former Pinnacle on or prior to July 16, 2015 (“Pre-July 2015 Former Pinnacle Awards”) were converted into a combination of (1) corresponding share-based awards of the Company, which will continue to vest on the same schedule as Pre-July 2015 Former Pinnacle Awards based on service with the Company and (2) adjusted Pre-July 2015 Former Pinnacle Awards, which immediately became fully-vested and settled in shares of GLPI common stock as a result of the Merger. The conversion of the Pre-July 2015 Former Pinnacle Awards, which included adjustments for exercise prices of stock options, were based on the relative common share value of the Company and Former Pinnacle immediately prior to the Spin-Off and Merger in order to preserve the same intrinsic value. As such, no significant incremental share-based compensation expense was or will be recorded as a result of this conversion. However, share-based compensation expense for the year ended December 31, 2016 includes $22.6 million of incremental expense attributable to the accelerated vesting of adjusted Pre-July 2015 Former Pinnacle Awards, which were settled in shares of GLPI common stock.
Each of the outstanding share-based awards granted by Former Pinnacle after July 16, 2015 (“Post-July 2015 Former Pinnacle Awards”) was converted into share-based awards of the Company (“Post-July 2015 Company Awards”). The conversion to Post-July 2015 Company Awards included adjustments to the exercise prices for stock options and to the number of shares subject to share-based awards in order to preserve the same intrinsic value at the time of the Spin-Off and Merger. As such, no significant incremental share-based compensation expense was or will be recorded as a result of this conversion. The

Post-July 2015 Company Awards will continue to vest on the same schedule as the Post-July 2015 Former Pinnacle Awards based on service with the Company.
Directors Deferred Compensation Plan: Any director may elect to receive phantom stock units in lieu of payment of an annual retainer and board fees under the Company’s Directors Deferred Compensation Plan. Phantom stock units are fully expensed when granted. Each phantom stock unit is the economic equivalent of one share of our common stock. Units of phantom stock are payable in common stock following the director’s cessation of service as a director for any reason.

Stock Options: Options are granted at the current market price at the date of grant. The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Former Pinnacle options outstanding as of January 1, 2016	5,375,476	$16.04
Granted	—	$—
Exercised	(14,405)	$14.90
Canceled or forfeited	(2,675)	$23.23
Former Pinnacle options outstanding as of April 28, 2016	5,358,396	$16.04
Conversion related to the Spin-Off and Merger
Conversion of Former Pinnacle options outstanding as of April 28, 2016	(5,358,396)	$16.04
Converted Pinnacle options outstanding as of April 28, 2016	5,839,044	$5.23
Post Spin-Off and Merger activities
Granted	1,074,945	$11.49
Exercised	(332,494)	$5.26
Canceled or forfeited	(194,380)	$9.21
Options outstanding as of December 31, 2016	6,387,115	$6.16	3.65	$53.3
Options exercisable as of December 31, 2016	4,174,244	$4.23	2.60	$42.9
Expected to vest as of December 31, 2016	1,845,303	$9.85	5.64	$8.6

The following information is provided for our stock options:

	For the year ended December 31,
	2016	2015	2014

	(in millions, except grant date fair value)
Weighted-average grant date fair value	$4.06	$10.91	$9.04
Intrinsic value of stock options exercised	$2.7	$8.1	$5.4
Net cash proceeds from exercise of stock options	$2.7	$9.3	$6.6
Unamortized compensation costs not yet expensed related to stock options granted totaled $6.5 million as of December 31, 2016 and the weighted average period over which the costs are expected to be recognized is 1.5 years.

Restricted Stock Units: The following table summarizes information related to our restricted stock units as of December 31, 2016:

	Number of Units	Weighted Average Grant Date Fair Value
Former Pinnacle non-vested as of January 1, 2016	1,311,423	$25.16
Granted	5,505	$32.78
Vested	(48,129)	$26.16
Canceled or forfeited	(4,818)	$28.46
Former Pinnacle non-vested as of April 28, 2016	1,263,981	$25.14
Conversion related to the Spin-Off and Merger
Conversion of Former Pinnacle non-vested units as of April 28, 2016	(1,263,981)	$25.14
Converted Pinnacle non-vested units as of April 28, 2016	1,811,186	$8.38
Post Spin-Off and Merger activities
Granted	1,022,408	$11.51
Vested	(429,396)	$8.87
Canceled or forfeited	(221,142)	$9.28
Non-vested as of December 31, 2016	2,183,056	$9.65

Unamortized compensation costs not yet expensed related to non-vested restricted stock units totaled $15.8 million as of December 31, 2016 and the weighted average period over which the costs are expected to be recognized is 1.4 years.

Performance Stock Units: The following table summarizes information related to our performance stock units as of December 31, 2016:

	Number of Units	Weighted Average Grant Date Fair Value
Former Pinnacle non-vested as of January 1, 2016	408,228	$23.23
Granted	—	$—
Canceled or forfeited	—	$—
Former Pinnacle non-vested as of April 28, 2016	408,228	$23.23
Conversion related to the Spin-Off and Merger
Conversion of Former Pinnacle non-vested units as of April 28, 2016	(408,228)	$23.23
Converted Pinnacle non-vested units as of April 28, 2016	408,228	$6.87
Post Spin-Off and Merger activities
Granted	—	$—
Canceled or forfeited	(299,373)	$6.52
Non-vested as of December 31, 2016	108,855	$7.84

Restricted Stock: During the second quarter 2016, the Company granted performance-based restricted stock awards, subject to certain market vesting conditions. The grant-date fair value of the awards was determined using the Monte Carlo simulation. The following table summarizes information related to our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2016	—	$—
Granted	345,620	$14.24
Canceled or forfeited	(5,000)	$14.24
Non-vested as of December 31, 2016	340,620	$14.24
Compensation Cost: We use the Black-Scholes option-pricing model and the Monte Carlo simulation in order to calculate the compensation cost of employee share-based compensation. Such models require the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock.
In computing the share-based compensation, the following is a weighted average of the assumptions used:

	Risk- Free Interest Rate	Expected Life at Issuance (in years)	Expected Volatility	Expected Dividends
Options granted in the following periods:
2016	1.3%	5.29	37.1%	None
2015	1.4%	5.22	36.8%	None
2014	1.5%	5.17	41.2%	None
The expected volatility was derived from an analysis of both the historic actual volatility of our common stock and the implied volatilities of traded options in our common stock. Future volatility may be substantially less or greater than the expected volatility. We do not currently pay dividends and we do not anticipate that dividends will be paid within the average expected life of existing options. U.S. Treasury rates with similar maturities are used as the proxy for the risk-free rate. The expected life at issuance is based on our experience as to the average historical term of option grants that were exercised, canceled or forfeited. The total compensation cost recognized was as follows:

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Share-based compensation expense	$35.5	$17.8	$13.9
Excluding the $22.6 million of share-based compensation expense attributable to the accelerated vesting of share-based awards as a result of the Spin-Off and Merger, the total fair value of share-based awards that vested during the years ended December 31, 2016, 2015 and 2014 was $10.7 million, $13.6 million and $12.8 million, respectively.
401(k) Plan: We maintain the Pinnacle Entertainment, Inc. 401(k) Investment Plan (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986. Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation ($18,000 for 2016). In addition, participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a “catch-up” contribution ($6,000 for 2016). We consider discretionary matching contributions under the 401(k) Plan, which vest ratably over four to five years. The match formula is 50% up to 3% of eligible compensation for all eligible participants except for Meadows’ employees covered under a collective bargaining agreement, where the match formula is 25% up to 6% of eligible compensation. In addition, certain Meadows’ union employees receive an additional match of 15 cents per hour worked in accordance with their collective bargaining agreement. For the years ended December 31, 2016, 2015 and 2014, matching contributions to the 401(k) Plan totaled $3.7 million, $3.6 million and $3.3 million, respectively.

Executive Deferred Compensation Plan: We maintain an Executive Deferred Compensation Plan (the “Executive Plan”), which allows certain highly compensated employees to defer, on a pre-tax basis, a portion of their annual base salary and bonus. Participation in the Executive Plan is limited. A participant is at all times fully vested in his or her contributions, as well as any attributable appreciation or depreciation thereof. We do not make matching contributions to the Executive Plan for the benefit of participating employees, and the payment of benefits under the plan is an unsecured obligation. The total obligation under the Executive Plan and the cash surrender value of insurance policies are as follows:

	December 31,
	2016	2015

	(in millions)
Total obligation under Executive Plan (a)	$8.3	$7.4
Cash surrender value of insurance policies (b)	$2.9	$2.9

(a)	Recorded in “Other long-term liabilities” in the Consolidated Balance Sheets.

(b)	Recorded in “Other assets, net” in the Consolidated Balance Sheets.

Note 8— Investment and Acquisition Activities

Acquisition of the Meadows Business: On September 9, 2016, we closed on the purchase agreement with GLPC pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania for base consideration of $138.0 million, subject to certain adjustments. The purchase price, after giving effect to such adjustments, was $134.0 million and the cash paid for the Meadows business, net of cash acquired, was $107.5 million. As a result of the transaction, we own and operate the Meadows’ gaming, entertainment and harness racing business subject to the Meadows Lease, which is discussed in Note 6, “Master Lease Financing Obligation and Lease Obligations.” The Company believes that this acquisition provides additional economies of scale and further geographical diversification and will provide long-term growth for our stockholders.

We are required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill, of which $8.2 million is deductible for income tax purposes. The goodwill recognized is primarily the result of expected cash flows of the Meadows business, including anticipated synergies. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgment. During the three months ended December 31, 2016, we continued to review the preliminary purchase price allocation, which resulted in a $0.5 million increase of goodwill. With the exception of acquisition date income tax balances, which remain preliminary and subject to change, management has finalized the purchase price allocation. Management expects to finalize the acquisition date income tax balances during the first quarter 2017.

The following table reflects the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill (in thousands). The goodwill has been assigned to our Midwest segment.

Current and other assets	$35,953
Property and equipment	39,265
Goodwill	18,822
Intangible assets	71,300
Other non-current assets	3,001
Total assets	168,341

Current liabilities	18,524
Deferred tax liabilities	10,624
Other long-term liabilities	5,145
Total liabilities	34,293
Net assets acquired	$134,048

The following table summarizes the acquired property and equipment:

As Recorded at Fair Value
(in thousands)
Furniture, fixtures and equipment	$39,240
Construction in progress	25
Total property and equipment acquired	$39,265

The following table summarizes the acquired intangible assets other than goodwill:

As Recorded at Fair Value
(in thousands)
Gaming licenses	$56,300
Trade name	15,000
Total intangible assets acquired	$71,300

The following table includes the financial results for the Meadows since the acquisition date, which is included in our Consolidated Statement of Operations:

Period from September 9, 2016 to December 31, 2016
(in thousands)
Net revenues	$83,923
Net income	$2,677

The following table includes unaudited pro forma consolidated financial information assuming our acquisition of the Meadows had occurred as of January 1, 2015. The pro forma financial information does not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of Pinnacle and the Meadows prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include increases to depreciation expense based on the fair values of the fixed assets acquired in the amounts of $10.4 million and $15.1 million for the years ended December 31, 2016 and 2015, respectively, and increases to interest expense relating to the additional borrowings under the Revolving Credit Facility to finance the acquisition in the amounts of $4.1 million and $4.4 million for the years ended December 31, 2016 and 2015, respectively. The pro forma results also include increases to rent expense relating to the Meadows Lease as if the lease had been in effect as of January 1, 2015 in the amounts of $11.3 million and $16.3 million for the years ended December 31, 2016 and 2015, respectively. Lastly, the pro forma results also reflect adjustments for acquisition costs and tax expense assuming the Meadows was part of the Company for the full pro forma years presented.

	For the year ended December 31,
	2016	2015

	(in thousands, except per share data)
Net revenues	$2,581,141	$2,575,261
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$(444,233)	$59,115
Basic income (loss) per share	$(7.56)	$0.97
Diluted income (loss) per share	$(7.56)	$0.93

Retama Park Racetrack: We hold 75.5% of the equity of Pinnacle Retama Partners, LLC (“PRP”) and consolidate the accounts of PRP in our Consolidated Financial Statements. During 2015, we determined that there was an indication of impairment on the intangible assets of PRP due to the lack of legislative progress and on-going negative operating results at Retama Park Racetrack. As a result, for the year ended December 31, 2015, we recorded non-cash impairments of the goodwill of PRP and the Retama Park Racetrack license of $3.3 million and $5.0 million, respectively.

As of December 31, 2016, PRP held $15.6 million in promissory notes issued by Retama Development Corporation (“RDC”), a local government corporation of the city of Selma, Texas, and $11.3 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and local government corporation bonds, which are included in “Other assets, net” in our Consolidated Balance Sheets, have long-term contractual maturities and are collateralized by the assets of Retama Park Racetrack. The contractual terms of these promissory notes include interest payments due at maturity; however, we have not recorded accrued interest on these promissory notes because uncertainty exists as to RDC’s ability to make interest payments. We have the positive intent and ability to hold the local government corporation bonds to maturity and until the amortized cost is recovered.

Equity Method Investment: We have invested in a land re-vitalization project in downtown St. Louis, which is accounted for under the equity method and included in “Other assets, net” in our Consolidated Balance Sheets. For the year ended December 31, 2016, our proportional share of the investment's losses totaled $0.1 million. As of December 31, 2016 and 2015, the carrying amount of this investment was $1.6 million and $1.7 million, respectively.

Note 9—Goodwill and Other Intangible Assets

The following tables set forth changes in the carrying amount of goodwill and other intangible assets:

	December 31, 2016
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Additions	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net

		(in millions)
Goodwill:
Midwest segment	Indefinite	$586.9	$18.8	$—	$(124.5)	$481.2
South segment	Indefinite	248.3	—	—	(157.7)	90.6
West segment	Indefinite	78.2	—	—	(39.1)	39.1
Other	Indefinite	5.9	—	—	(5.9)	—
		919.3	18.8	—	(327.2)	610.9
Indefinite-lived Intangible Assets:
Gaming licenses	Indefinite	318.6	56.3	—	(144.1)	230.8
Racing license	Indefinite	5.0	—	—	(5.0)	—
Trade names	Indefinite	187.2	15.0	—	(61.7)	140.5
		510.8	71.3	—	(210.8)	371.3
Amortizing Intangible Assets:
Player relationships	3	75.1	—	(57.3)	(0.7)	17.1
Favorable leasehold interests	29	4.4	—	(0.4)	—	4.0
		79.5	—	(57.7)	(0.7)	21.1
Total Goodwill and Other Intangible Assets		$1,509.6	$90.1	$(57.7)	$(538.7)	$1,003.3

	December 31, 2015
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net

		(in millions)
Goodwill:
Midwest segment	Indefinite	$586.9	$—	$—	$586.9
South segment	Indefinite	248.3	—	—	248.3
West segment	Indefinite	78.2	—	—	78.2
Other	Indefinite	5.9	—	(4.7)	1.2
		919.3	—	(4.7)	914.6
Indefinite-lived Intangible Assets:
Gaming licenses	Indefinite	318.6	—	(58.6)	260.0
Racing license	Indefinite	5.0	—	(5.0)	—
Trade names	Indefinite	187.2	—	(0.7)	186.5
		510.8	—	(64.3)	446.5
Amortizing Intangible Assets:
Player relationships	4	75.1	(45.5)	(0.7)	28.9
Favorable leasehold interests	30	4.4	(0.3)	—	4.1
		79.5	(45.8)	(0.7)	33.0
Total Goodwill and Other Intangible Assets		$1,509.6	$(45.8)	$(69.7)	$1,394.1

2016 Annual and Interim Assessments for Impairment: As a result of our 2016 annual assessment for impairment, we recognized non-cash impairments of goodwill and gaming licenses in the amounts of $1.2 million and $17.0 million, respectively, which were primarily driven by revisions to our operating projections. The goodwill impairment pertained to HPT and the gaming license impairments pertained to our Midwest Segment. The estimated fair values of the reporting unit and gaming licenses were determined by using discounted cash flow models, which utilized Level 3 inputs.

The Spin-Off and Merger transactions, which closed on April 28, 2016, represented a significant financial restructuring event that increased our cash flow obligations in connection with the Master Lease, which we concluded represented an indicator that impairment may exist on our goodwill and other intangible assets. Consequently, we completed interim impairment assessments on goodwill, gaming licenses and trade names. As a result of these interim impairment assessments, we recognized non-cash impairments to goodwill, gaming licenses and trade names totaling $321.3 million, $68.5 million and $61.0 million, respectively.

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

These impairment charges are included in “Impairment of goodwill” and “Impairment of other intangible assets,” as appropriate, in our Consolidated Statements of Operations.

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements of other indefinite-lived intangible assets as of the valuation dates below:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range or Amount
As of October 1, 2016:
Gaming Licenses	$82.5	Discounted cash flow	Discount rate	9.8% - 15.0%
			Long-term revenue growth rate	2.0%
As of April 28, 2016:
Gaming Licenses	$99.5	Discounted cash flow	Discount rate	8.8% - 15.9%
			Long-term revenue growth rate	2.0%
Trade Names	$125.5	Discounted cash flow	Discount rate	14.9% - 15.1%
			Long-term revenue growth rate	2.0%
			Pre-tax royalty rate	1.5% - 1.8%
The following table presents a summary of fair value measurements by level for the goodwill and other indefinite-lived intangible assets measured at fair value on a nonrecurring basis in the Consolidated Balance Sheets:

		Fair Value Measurements Using:
	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment

	(in millions)
As of October 1, 2016:
Assets:
Goodwill	$—	$—	$—	$—	$1.2
Gaming licenses	$82.5	$—	$—	$82.5	$17.0
As of April 28, 2016:
Assets:
Goodwill	$115.9	$—	$—	$115.9	$321.3
Gaming licenses	$99.5	$—	$—	$99.5	$68.5
Trade names	$125.5	$—	$—	$125.5	$61.0

2015 Annual and Interim Assessments for Impairment: As a result of our 2015 annual assessment for impairment, we recognized non-cash impairments of a gaming license and a trade name in the amounts of $27.5 million and $0.5 million, respectively. The gaming license impairment, which pertained to our Midwest segment, was primarily driven by operating results of one of our reporting units being below expectations, which resulted in revisions to our long-term operating projections for this property. The trade name impairment, which pertained to our West segment, was primarily the result of updated assumptions used in the analysis, such as the discount rate. The fair values of the gaming license and trade name were estimated by using discounted cash flow models, which utilized Level 3 inputs.

During 2015, as a result of separate interim assessments for impairment, we recognized non-cash impairments of the goodwill of PRP and HPT in the amounts of $3.3 million and $1.4 million, respectively, and non-cash impairments of the racing license of Retama Park Racetrack, the HPT trade name and the HPT player relationship, in the amounts of $5.0 million, $0.2 million and $0.7 million, respectively. For PRP, we determined that there was an indicator that impairment may exist on its goodwill and other intangible assets as a result of the lack of legislative progress and on-going negative operating results at Retama Park Racetrack. For HPT, we determined that there was an indicator that impairment may exist on its goodwill and other intangible assets due to its operating performance. The estimated fair values of the reporting units, the racing license, the trade name and the player relationship were determined by using discounted cash flow models. In the case of PRP, the cash flows were probability-weighted.
These impairment charges are included in “Impairment of goodwill” and “Impairment of other intangible assets,” as appropriate, in our Consolidated Statements of Operations.
Acquisition of the Meadows Business: On September 9, 2016, we closed on a purchase agreement with GLPC pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania. As a result of the acquisition, which is discussed in further detail in Note 8, “Investment and Acquisition Activities,” we recorded $18.8 million to goodwill and $56.3 million and $15.0 million to gaming licenses and trade names, respectively. The goodwill was allocated to our Midwest segment.

Acquisition of Belterra Park’s VLT License: During 2014, we recorded a $50.0 million intangible asset related to Belterra Park’s video lottery terminal (“VLT”) license. We made payments of $25.0 million for Belterra Park’s VLT license during 2014 and in April 2015, we made our final installment payment of $25.0 million. As of December 31, 2016, the carrying amount of Belterra Park’s VLT license was $0.5 million.

Amortizing Intangible Assets: Player relationships are amortized on an accelerated basis over an approximate weighted average remaining useful life of 3 years. Favorable leasehold interests are being amortized on a straight-line basis over an approximate weighted average remaining useful life of 29 years.

The aggregate amortization expense for amortizing intangible assets was $11.9 million, $15.9 million and $20.8 million, for the years ended December 31, 2016, 2015 and 2014. Estimated future annual amortization is as follows:

	Player Relationships	Favorable Leasehold Interests	Total

	(in millions)
Year ended December 31:
2017	$8.7	$0.1	$8.8
2018	6.3	0.1	6.4
2019	2.0	0.1	2.1
2020	0.1	0.1	0.2
2021	—	0.1	0.1
Thereafter	—	3.5	3.5
Total	$17.1	$4.0	$21.1

Note 10—Discontinued Operations and Assets Held for Sale
Assets held for sale are measured at the lower of carrying amount or estimated fair value less cost to sell. The results of operations of a component or group of components that has either been disposed of or is classified as held for sale is included in discontinued operations when certain criteria are met. The fair value of the assets to be sold was determined using a market approach using Level 2 inputs, as defined in Note 1, “Organization and Summary of Significant Accounting Policies.”

Lumiére Place Casino and Hotels: In August 2013, we entered into an equity interest purchase agreement to sell the ownership interests in certain of our subsidiaries, which owned and operated the Lumiére Place Casino, HoteLumiére, and the Four Seasons Hotel St. Louis (collectively, the “Lumiére Place Casino and Hotels”). During 2014, we completed the sale of the ownership interests in these subsidiaries for net cash consideration of $250.3 million.

Boomtown Reno: In August 2014, we closed the sale of the membership interest of PNK (Reno), LLC, which owned approximately 27 acres of the excess land associated with our former Boomtown Reno operations. At closing, we received $3.5 million in cash, resulting in a gain of $2.4 million.

In April 2015, we completed the sale of approximately 783 acres of remaining excess land associated with our former Boomtown Reno operations, with a carrying amount of $8.3 million, for cash consideration of $13.1 million, resulting in a gain on disposition of $4.8 million, net of costs to sell.

Ameristar Lake Charles: In November 2013, we closed the sale of the equity interests of our subsidiary, which was constructing the Ameristar Lake Charles development project. At the time of the sale, we received $209.8 million in cash consideration and $10.0 million in deferred consideration in the form of a note receivable from the buyer, which we collected in July 2016. The recovery of proceeds from escrow and adjustments to our cost to sell estimates resulted in the recognition of a $2.3 million gain during 2014. The note receivable was classified as held for sale as of December 31, 2015 with a carrying amount of $9.6 million.

Total discontinued operations: Revenues and income from discontinued operations, net of income taxes are as follows:

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Revenues	$—	$—	$41.0
Operating income	—	5.0	4.7
Other non-operating income, net	0.4	0.7	0.5
Income before income taxes	0.4	5.7	5.2
Income tax benefit (expense)	0.0	(0.2)	0.3
Income from discontinued operations, net of income taxes	$0.4	$5.5	$5.5

Springfield, Massachusetts: In April 2015, we completed the sale of approximately 40 acres of land in Springfield, Massachusetts, originally purchased by Ameristar for a possible future casino resort, with a carrying amount of $3.5 million, for cash consideration of $12.0 million, resulting in a gain on disposition of $8.4 million, net of costs to sell. This gain is included in “Write-downs, reserves and recoveries, net” in our Consolidated Statements of Operations.

Central City, Colorado:  In March 2016, we completed the sale of approximately two acres of land in Central City, Colorado, which had a carrying amount of $0.3 million, for cash consideration of $0.3 million. This land was classified as held for sale as of December 31, 2015. During the year ended December 31, 2015, in order to reduce the carrying amount of this land to its estimated fair value less cost to sell, we recorded a total of $3.0 million in non-cash impairment charges, which is included in “Write-downs, reserves and recoveries, net” in our Consolidated Statements of Operations.

Note 11—Write-downs, Reserves and Recoveries, Net

Write-downs, reserves and recoveries, net, consist of the following:

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Loss on disposals of long-lived assets, net	$16.2	$0.3	$3.5
Lease abandonment	—	—	3.0
Impairment of long-lived assets	0.2	3.2	—
Other	0.5	(0.8)	(0.1)
Write-downs, reserves and recoveries, net	$16.9	$2.7	$6.4

Loss on disposals of long-lived assets, net: During the years ended December 31, 2016, 2015, and 2014, we recorded net losses of $16.2 million, $8.7 million, and $3.5 million, respectively, related primarily to disposals of furniture, fixtures and equipment at the properties in the normal course of business. Additionally, during the year ended December 31, 2015, we recorded a gain on the sale of land in Springfield, Massachusetts of $8.4 million.

Lease abandonment: During the year ended December 31, 2014, we recorded a $3.0 million lease abandonment charge from the consolidation of our Las Vegas headquarters.

Impairment of long-lived assets: During the year ended December 31, 2015, we recorded a total of $3.0 million in non-cash impairment charges on our land in Central City, Colorado to reduce the carrying amount of the asset to its estimated fair value less cost to sell. Additionally, during the years ended December 31, 2016 and 2015, we recorded non-cash impairments of furniture, fixtures and equipment at the properties.

Note 12—Commitments and Contingencies

Self-Insurance: We self-insure various levels of general liability and workers’ compensation at all of the properties and medical coverage at most of the properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. As of December 31, 2016, and 2015, we had total self-insurance accruals of $26.1 million and $25.5 million, respectively, which are included in “Total current liabilities” in our Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the IDR commenced an examination of Former Pinnacle’s Indiana income tax filings for the 2005 to 2007 period. In 2010, Former Pinnacle received a proposed assessment in the amount of $7.3 million, excluding interest and penalties. A protest was filed requesting abatement of all taxes, interest and penalties and had two hearings with the IDR where Former Pinnacle provided additional facts and support. At issue was whether income and gains from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which was reported on Former Pinnacle’s Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment. In April 2012, Former Pinnacle received a supplemental letter of findings from the IDR that denied its protest on most counts. In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter Former Pinnacle’s judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. In June 2012, a tax appeal petition was filed with the ITC to set aside the final assessment. In August 2013, Former Pinnacle filed a motion for partial summary judgment on the 1999 Hollywood Park sale asking the court to grant summary judgment in its favor based on the technical merit of Indiana tax law, which was denied in June 2015. In April 2016, Former Pinnacle entered into a settlement agreement with the IDR, which did not have a material effect on our Consolidated Financial Statements.

Other:  We are a party to a number of pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 13—Segment Information
We view each of our operating businesses as an operating segment with the exception of our two businesses in Jackpot, Nevada, which we view as one operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services provided, the regulatory environments in which they operate, and their management and reporting structure. We have aggregated our operating segments into three reportable segments based on the similar characteristics of the operating segments within the regions in which they operate: Midwest, South and West. Corporate expenses and other is included in the following segment disclosures to reconcile to consolidated results.
We use Consolidated Adjusted EBITDAR (as defined below) and Adjusted EBITDAR (as defined below) for each reportable segment to compare operating results and allocate resources. The following table highlights our Adjusted EBITDAR for each reportable segment and reconciles Consolidated Adjusted EBITDAR to Income (loss) from continuing operations for the years ended December 31, 2016, 2015 and 2014.

	For the year ended December 31,
	2016	2015	2014

	(in millions)
Revenues:
Midwest segment (a)	$1,359.9	$1,265.6	$1,185.2
South segment (a)	777.1	793.3	801.9
West segment (a)	236.0	226.6	216.0
	2,373.0	2,285.5	2,203.1
Corporate and other (c)	5.9	6.4	7.4
Total revenues	$2,378.9	$2,291.9	$2,210.5
Adjusted EBITDAR (b):
Midwest segment (a)	$402.4	$379.3	$348.4
South segment (a)	246.1	239.0	244.4
West segment (a)	88.4	81.7	78.2
	736.9	700.0	671.0
Corporate expenses and other (c)	(82.4)	(83.0)	(86.2)
Consolidated Adjusted EBITDAR (b)	654.5	617.0	584.8
Other benefits (costs):
Rent expense under the Meadows Lease	(5.1)	—	—
Depreciation and amortization	(218.3)	(242.5)	(241.1)
Pre-opening, development and other costs	(56.0)	(14.2)	(13.0)
Non-cash share-based compensation	(35.5)	(17.8)	(13.9)
Impairment of goodwill	(322.5)	(4.7)	—
Impairment of other intangible assets	(146.5)	(33.9)	—
Write-downs, reserves and recoveries, net	(16.9)	(2.7)	(6.4)
Interest expense, net	(334.3)	(244.4)	(252.6)
Loss from equity method investment	(0.1)	(0.1)	(0.2)
Loss on early extinguishment of debt	(5.2)	—	(8.2)
Income tax benefit (expense)	28.0	(14.6)	(11.1)
Income (loss) from continuing operations	$(457.9)	$42.1	$38.3

Capital expenditures:
Midwest segment (a)	$56.3	$45.6	$158.2
South segment (a)	27.7	24.1	51.0
West segment (a)	10.6	9.9	7.7
Corporate and other, including development projects and discontinued operations	3.3	4.4	13.9
	$97.9	$84.0	$230.8

	December 31,
	2016	2015

	(in millions)
Assets:
Midwest segment (a)	$2,511.7	$2,664.3
South segment (a)	999.9	1,232.6
West segment (a)	490.6	540.0
Corporate and other, including development projects and discontinued operations	333.7	614.6
Eliminations	(258.8)	(520.6)
	$4,077.1	$4,530.9

(a)	See Note 1, “Organization and Summary of Significant Accounting Policies,” for a listing of properties included in each reportable segment.

(b)
We define Consolidated Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDAR for each reportable segment as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations and discontinued operations. During 2016, the Company altered the format of its presentation from EBITDA to EBITDAR as a result of the Meadows acquisition. We define Adjusted EBITDAR margin as Adjusted EBITDAR for the segment divided by segment revenues. We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR for each segment to compare operating results among our businesses and between accounting periods. Consolidated Adjusted EBITDAR and Adjusted EBITDAR have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDAR and Adjusted EBITDAR are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, Consolidated Adjusted EBITDAR approximates the measures used in the debt covenants within the Company’s debt agreements. Consolidated Adjusted EBITDAR and Adjusted EBITDAR do not include depreciation or interest expense and, therefore, do not reflect current or future capital expenditures or the cost of capital. Consolidated Adjusted EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDAR and Adjusted EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(c)
Corporate and other includes revenues from HPT and management fees associated with Retama Park Racetrack. Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Corporate expenses that are directly attributable to a property are allocated to each applicable property. All other costs incurred relating to management and consulting services provided by corporate headquarters to the properties are allocated to those properties based on their respective share of the monthly consolidated net revenues in the form of a management fee. The corporate management fee is excluded in the calculation of segment Adjusted EBITDAR and is completely eliminated in any consolidated financial results. Other includes expenses relating to the operation of HPT and the management of Retama Park Racetrack.

Note 14—Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly financial data for the years ended December 31, 2016 and 2015:

	2016
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,

	(in millions, except per share data)
Revenues	$637.4	$595.2	$566.2	$580.0
Operating income (loss) (a)	84.6	97.3	(433.9)	105.7
Income (loss) from continuing operations	(9.0)	(0.5)	(489.2)	40.9
Income from discontinued operations, net of income taxes	—	0.0	0.3	0.1
Net income (loss)	(9.0)	(0.5)	(488.9)	41.0
Net loss attributable to non-controlling interest	0.0	0.0	0.0	0.0
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$(9.0)	$(0.5)	$(488.9)	$41.0
Per Share Data—Basic (b)
Income (loss) from continuing operations	$(0.16)	$(0.01)	$(8.04)	$0.67
Income from discontinued operations, net of income taxes	—	0.00	0.00	0.00
Net income (loss)—basic	$(0.16)	$(0.01)	$(8.04)	$0.67
Per Share Data—Diluted (b)
Income (loss) from continuing operations	$(0.16)	$(0.01)	$(8.04)	$0.65
Income from discontinued operations, net of income taxes	—	0.00	0.00	0.00
Net income (loss)—diluted	$(0.16)	$(0.01)	$(8.04)	$0.65

	2015
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,

	(in millions, except per share data)
Revenues	$558.4	$578.6	$582.0	$572.8
Operating income (a)	46.0	80.9	81.2	93.1
Income (loss) from continuing operations	(14.2)	13.5	15.8	27.1
Income from discontinued operations, net of income taxes	0.3	0.3	4.7	0.2
Net income (loss)	(13.9)	13.8	20.5	27.3
Net loss attributable to non-controlling interest	0.0	0.0	(1.3)	0.0
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$(13.9)	$13.8	$21.8	$27.3
Per Share Data—Basic (b)
Income (loss) from continuing operations	$(0.23)	$0.22	$0.28	$0.45
Income from discontinued operations, net of income taxes	0.00	0.00	0.08	0.00
Net income (loss)—basic	$(0.23)	$0.22	$0.36	$0.45
Per Share Data—Diluted (b)
Income (loss) from continuing operations	$(0.23)	$0.22	$0.27	$0.44
Income from discontinued operations, net of income taxes	0.00	0.00	0.07	0.00
Net income (loss)—diluted	$(0.23)	$0.22	$0.34	$0.44

(a)	Among other items, the estimates inherent in the accounting process can impact quarterly comparability.

(b)
Net income (loss) per share calculations for each quarter is based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full-year income (loss) per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
(a) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, the Company’s CEO and CFO, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.

The Company’s management, with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, management has concluded that, as of such date, the Company’s internal control over financial reporting was effective.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making our assessment of changes in internal control over financial reporting as of December 31, 2016, we did not include the internal controls of The Meadows Racetrack and Casino (the “Meadows”) because these operations were acquired in a business combination on September 9, 2016. The operations of the Meadows are included in the 2016 Consolidated Financial Statements of the Company and constituted $157.0 million and $118.8 million of total and net assets, respectively, as of December 31, 2016, and $83.9 million and $2.7 million of net revenue and net income, respectively, for the year ended December 31, 2016. We intend to disclose any material changes in internal control over financial reporting with respect to the Meadows in the first annual assessment of internal control over financial reporting in which we are required to include the Meadows.

Ernst & Young LLP has issued an audit report on the effectiveness of our internal control over financial reporting. This report follows in Item 9A(c).

(c) Attestation report of the independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc. and subsidiaries:

We have audited Pinnacle Entertainment, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Pinnacle Entertainment, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The Meadows Racetrack and Casino, which is included in the 2016 consolidated financial statements of Pinnacle Entertainment, Inc. and subsidiaries and constituted $157.0 million and $118.8 million of total and net assets, respectively, as of December 31, 2016 and $83.9 million and $2.7 million of net revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Pinnacle Entertainment, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of The Meadows Racetrack and Casino.

In our opinion, Pinnacle Entertainment, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2016 and 2015, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 of Pinnacle Entertainment, Inc. and subsidiaries and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 28, 2017

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, under the captions “Election of Directors—General,” “Election of Directors—Information Regarding the Director Nominees,” “Election of Directors—Executive Officers,” “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors—Code of Ethical Business Conduct,” and the information regarding our audit committee and our audit committee financial expert in “Election of Directors—Board Meetings and Board Committees” and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required under this item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, under the captions “Election of Directors—Director Compensation”, “Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, under the captions “Election of Directors—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information at Fiscal Year-End” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, under the captions “Election of Directors—Transactions with Related Persons, Promoters and Certain Control Persons” and “Election of Directors—Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required under this item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, under the caption “Ratification of Appointment of Independent Auditors—Audit and Related Fees” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report.

1.	Consolidated Financial Statements and Supplementary Data: The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:
2.Financial Statement Schedule

Page Number
Schedule II — Valuation and Qualifying Accounts	108
All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

3.Exhibits

Exhibit
Number	Description of Exhibit
2.1††
Separation and Distribution Agreement, dated April 28, 2016, by and among PNK Entertainment, Inc. and Pinnacle Entertainment, Inc., and, solely with respect to Article VIII, Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

2.2††
Master Lease, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

2.3
First Amendment to Master Lease, dated August 29, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2016. (SEC File No. 001-37666).

2.4
Second Amendment to Master Lease, dated October 25, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2016. (SEC File No. 001-37666).

2.5
Employee Matters Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

2.6
Credit Agreement, dated April 28, 2016, among PNK Entertainment, Inc., the subsidiaries of PNK Entertainment, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent is hereby incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

2.7††
Purchase Agreement dated March 29, 2016 by and among PNK Entertainment, Inc. and GLP Capital, L.P. is hereby incorporated by reference to Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016. (SEC File No. 001-37666).

2.8
Agreement and Plan of Merger, dated as of December 20, 2012, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.9
First Amendment to Agreement and Plan of Merger, dated as of February 1, 2013, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 2.3 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.10
Second Amendment to Agreement and Plan of Merger, dated as of March 14, 2013, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 2.4 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.11††
Equity Interest Purchase Agreement, dated as of August 16, 2013, by and among Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.5 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.12
Amendment to Equity Interest Purchase Agreement, dated September 4, 2013, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.6 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

Exhibit
Number	Description of Exhibit
2.13
Second Amendment to Equity Interest Purchase Agreement, dated as of March 31, 2014, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.7 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.14††
Third Amendment to Equity Interest Purchase Agreement, dated as of March 31, 2014, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.8 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.15
Membership Interests Purchase Agreement, dated as of July 24, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.9 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.16
Amendment to Membership Interests Purchase Agreement, dated September 4, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.10 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.17
Amendment to Membership Interests Purchase Agreement, dated September 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.11 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.18
Third Amendment to Membership Interests Purchase Agreement, dated November 15, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.12 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.19
Letter Agreement Regarding Membership Interest Purchase Agreement, dated November 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.13 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.20††
Agreement and Plan of Merger, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.14 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.21
Amendment No. 1 to the Merger Agreement, dated as of March 25, 2016, by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.15 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

3.1
Amended and Restated Certificate of Incorporation of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 20, 2016. (SEC File No. 001-37666).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

3.3
Amended and Restated Bylaws of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 17, 2017. (SEC File No. 001-37666).

Exhibit
Number	Description of Exhibit
4.1†
Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for the 2005 Equity and Performance Incentive Plan are hereby incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.2†
Form of Online Stock Option Grant Notice and Award Agreement for the 2005 Equity and Performance Incentive Plan (Executive) is hereby incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.3†
Form of Online Stock Option Grant Notice and Award Agreement for the 2005 Equity and Performance Incentive Plan (Team Member) is hereby incorporated by reference to Exhibit 4.3 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.4†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.4 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.5†
Form of Online Director Stock Option Grant Notice and Option Agreement for the 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.5 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.6†
Form of Online Director Other Stock Unit Award Grant Notice and Award Agreement for the 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.6 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.7†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.14 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.8†
Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, dated August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 4.15 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.9†
Stock Option Grant Notice and Stock Option Agreement, dated August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 4.16 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.10†
Nonqualified Stock Option Agreement dated March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 4.17 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.11†
Nonqualified Stock Option Agreement dated August 1, 2008, by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 4.18 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.12†
Form of Stock Option Agreement (Outside the 2005 Equity and Performance Incentive Plan) is hereby incorporated by reference to Exhibit 4.19 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.13†
Form of Restricted Stock Unit Agreement (Outside the 2005 Equity and Performance Incentive Plan) is hereby incorporated by reference to Exhibit 4.20 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.14†
Form of Stock Option Agreement for Team Members (Outside the 2005 Equity and Performance Incentive Plan) is hereby incorporated by reference to Exhibit 4.21 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

Exhibit
Number	Description of Exhibit
4.15†
Form of Performance Unit Award Agreement for the 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.22 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.16†
Form of Executive and Team Member Stock Option Grant Notice and Option Agreement for the 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.23 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.17†
Form of Director Stock Option Grant Notice and Option Agreements for the 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.24 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.18†
Form of Executive and Team Member Restricted Stock Unit Grant Notice and Agreement for the 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.25 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.19†
Form of Director Restricted Stock Unit Grant Notice and Agreement for the 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.26 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.20†
Pinnacle Entertainment, Inc. 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

4.21†
Form of Executive and Team Member Stock Option Grant Notice and Option Agreement for the 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.28 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.22†
Form of Director Stock Option Grant Notice and Option Agreements for the 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.29 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.23†
Form of Executive and Team Member Other Stock Unit Award Grant Notice and Agreement for the 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.30 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.24†
Form of Director Other Stock Unit Award Grant Notice and Agreement for the 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.31 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.25†
Form of Restricted Stock Award Grant Notice and Agreement for the 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

4.26
Indenture dated April 28, 2016, governing the 5.625% Senior Notes due 2024, by and between PNK Entertainment, Inc. and Deutsche Bank Trust Company Americas, as Trustee is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

4.27
Form of 5.625% Senior Note due 2024 is hereby incorporated by reference to Exhibit 4.2 (included as Exhibit A to Exhibit 4.26 above) to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

4.28
First Supplemental Indenture, dated October 12, 2016, by and between Pinnacle Entertainment, Inc. and Deutsche Bank Trust Company Americas, as Trustee is hereby incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 12, 2016. (SEC File No. 001-37666).

4.29
Registration Rights Agreement, dated April 28, 2016, among PNK Entertainment, Inc. and the representatives of the initial purchasers party thereto is hereby incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

Exhibit
Number	Description of Exhibit

4.30
Registration Rights Agreement, dated October 12, 2016, among Pinnacle Entertainment, Inc. and the representatives of the initial purchasers party thereto is hereby incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 12, 2016. (SEC File No. 001-37666).

4.31
Specimen certificate for shares of common stock, $0.01 par value per share, of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on April 28, 2016.  (SEC File No. 333-210972).

10.1†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

10.2†
Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

10.3
Tax Matters Agreement, dated July 20, 2015, by and among Pinnacle Entertainment, Inc. and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 filed on December 22, 2015. (SEC File No. 001-37666).

10.4†
Employment Agreement, dated August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.5†
First Amendment to Employment Agreement, dated December 16, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.6†
Second Amendment to Employment Agreement, dated December 21, 2015, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.7†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.8†
Separation Agreement and General Release, dated May 23, 2016, by and between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2016. (SEC File No. 001-37666).

10.9†
Employment Agreement, dated May 23, 2016, between Pinnacle Entertainment, Inc. and Donna S. Negrotto is hereby incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2016. (SEC File No. 001-37666).

10.10†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.11†
First Amendment to Employment Agreement, dated December 21, 2015, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.12†
Second Amendment to Employment Agreement, dated December 15, 2016, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 16, 2016. (SEC File No. 001-37666).

10.13†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

Exhibit
Number	Description of Exhibit

10.14†
First Amendment to Employment Agreement, dated December 16, 2014, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.15†
Second Amendment to Employment Agreement, dated December 15, 2016, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 16, 2016. (SEC File No. 001-37666).

10.16†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.17†
First Amendment to Employment Agreement, dated December 18, 2014, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.18†
Second Amendment to Employment Agreement, dated December 21, 2015, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.19†
Third Amendment to Employment Agreement, dated December 15, 2016, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 16, 2016. (SEC File No. 001-37666).

10.20†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Troy A. Stremming is hereby incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.21†*	Summary of Director Compensation.

10.22
Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.23†
Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.24
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.) is hereby incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.25
Agreement Containing Consent Orders, dated August 2, 2013, by and between Pinnacle Entertainment, Inc., Ameristar Casinos, Inc. and Counsel for the Federal Trade Commission is hereby incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.26
Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated November 18, 2004, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.27
Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated February 16, 2010, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

Exhibit
Number	Description of Exhibit
10.28
Modified Local Development Agreement with Ameristar Casino East Chicago, LLC, effective June 3, 2011, is hereby incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.29
Lease dated September 9, 2016, by and between PNK Development 33, LLC, PA Meadows, LLC, WTA II, Inc., and CCR Pennsylvania Racing, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 13, 2016. (SEC File No. 001-37666).

11*	Computation of Earnings Per Share.

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1*	Consent of Ernst & Young LLP, independent registered accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1*	Government Regulations and Gaming Issues.

99.2
Form of Power of Attorney for the Designation and Appointment of a Trustee For the Purposes of Conducting Casino Gambling Operations as required by the Indiana Gaming Commission is hereby incorporated by reference to Exhibit 99.5 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

101**
Financial statements from Pinnacle Entertainment, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):
(i)
the Consolidated Balance Sheets,
(ii)
the Consolidated Statements of Operations,
(iii)
the Consolidated Statements of Comprehensive Income (Loss),
(iv)
the Consolidated Statements of Changes in Stockholders’ Equity (Deficit),
(v)
the Consolidated Statements of Cash Flows and
(vi)
Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††
Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pinnacle hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	February 28, 2017	By:	/s/ Anthony M. Sanfilippo
Anthony M. Sanfilippo
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony M. Sanfilippo	Date:	February 28, 2017
Anthony M. Sanfilippo
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Carlos A. Ruisanchez	Date:	February 28, 2017
Carlos A. Ruisanchez
President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Charles L. Atwood	Date:	February 28, 2017
Charles L. Atwood
Director

By:	/s/ Stephen C. Comer	Date:	February 28, 2017
Stephen C. Comer
Director

By:	/s/ James L. Martineau	Date:	February 28, 2017
James L. Martineau
Director

By:	/s/ Desirée Rogers	Date:	February 28, 2017
Desirée Rogers
Director

By:	/s/ Jaynie Miller Studenmund	Date:	February 28, 2017
Jaynie Miller Studenmund
Director

PINNACLE ENTERTAINMENT, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2014, 2015 and 2016
(amounts in thousands)

	As of	2014		As of	2015		As of	2016		As of
Description	1/1/2014	Additions	Deductions	12/31/2014	Additions	Deductions	12/31/2015	Additions	Deductions	12/31/2016
Allowance for doubtful accounts	$5,178	$2,363	$(2,578)	$4,963	$6,124	$(1,642)	$9,445	$72	$(4,235)	$5,282

PINNACLE ENTERTAINMENT, INC.
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1††
Separation and Distribution Agreement, dated April 28, 2016, by and among PNK Entertainment, Inc. and Pinnacle Entertainment, Inc., and, solely with respect to Article VIII, Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

2.2††
Master Lease, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

2.3
First Amendment to Master Lease, dated August 29, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2016. (SEC File No. 001-37666).

2.4
Second Amendment to Master Lease, dated October 25, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2016. (SEC File No. 001-37666).

2.5
Employee Matters Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

2.6
Credit Agreement, dated April 28, 2016, among PNK Entertainment, Inc., the subsidiaries of PNK Entertainment, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent is hereby incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

2.7††
Purchase Agreement dated March 29, 2016 by and among PNK Entertainment, Inc. and GLP Capital, L.P. is hereby incorporated by reference to Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016. (SEC File No. 001-37666).

2.8
Agreement and Plan of Merger, dated as of December 20, 2012, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.9
First Amendment to Agreement and Plan of Merger, dated as of February 1, 2013, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 2.3 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.10
Second Amendment to Agreement and Plan of Merger, dated as of March 14, 2013, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 2.4 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.11††
Equity Interest Purchase Agreement, dated as of August 16, 2013, by and among Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.5 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.12
Amendment to Equity Interest Purchase Agreement, dated September 4, 2013, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.6 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

Exhibit
Number	Description of Exhibit
2.13
Second Amendment to Equity Interest Purchase Agreement, dated as of March 31, 2014, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.7 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.14††
Third Amendment to Equity Interest Purchase Agreement, dated as of March 31, 2014, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.8 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.15
Membership Interests Purchase Agreement, dated as of July 24, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.9 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.16
Amendment to Membership Interests Purchase Agreement, dated September 4, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.10 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.17
Amendment to Membership Interests Purchase Agreement, dated September 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.11 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.18
Third Amendment to Membership Interests Purchase Agreement, dated November 15, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.12 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.19
Letter Agreement Regarding Membership Interest Purchase Agreement, dated November 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.13 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.20††
Agreement and Plan of Merger, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.14 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.21
Amendment No. 1 to the Merger Agreement, dated as of March 25, 2016, by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.15 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

3.1
Amended and Restated Certificate of Incorporation of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 20, 2016. (SEC File No. 001-37666).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

3.3
Amended and Restated Bylaws of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 17, 2017. (SEC File No. 001-37666).

Exhibit
Number	Description of Exhibit
4.1†
Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for the 2005 Equity and Performance Incentive Plan are hereby incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.2†
Form of Online Stock Option Grant Notice and Award Agreement for the 2005 Equity and Performance Incentive Plan (Executive) is hereby incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.3†
Form of Online Stock Option Grant Notice and Award Agreement for the 2005 Equity and Performance Incentive Plan (Team Member) is hereby incorporated by reference to Exhibit 4.3 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.4†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.4 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.5†
Form of Online Director Stock Option Grant Notice and Option Agreement for the 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.5 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.6†
Form of Online Director Other Stock Unit Award Grant Notice and Award Agreement for the 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.6 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.7†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.14 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.8†
Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, dated August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 4.15 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.9†
Stock Option Grant Notice and Stock Option Agreement, dated August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 4.16 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.10†
Nonqualified Stock Option Agreement dated March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 4.17 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.11†
Nonqualified Stock Option Agreement dated August 1, 2008, by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 4.18 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.12†
Form of Stock Option Agreement (Outside the 2005 Equity and Performance Incentive Plan) is hereby incorporated by reference to Exhibit 4.19 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.13†
Form of Restricted Stock Unit Agreement (Outside the 2005 Equity and Performance Incentive Plan) is hereby incorporated by reference to Exhibit 4.20 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.14†
Form of Stock Option Agreement for Team Members (Outside the 2005 Equity and Performance Incentive Plan) is hereby incorporated by reference to Exhibit 4.21 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

Exhibit
Number	Description of Exhibit
4.15†
Form of Performance Unit Award Agreement for the 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.22 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.16†
Form of Executive and Team Member Stock Option Grant Notice and Option Agreement for the 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.23 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.17†
Form of Director Stock Option Grant Notice and Option Agreements for the 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.24 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.18†
Form of Executive and Team Member Restricted Stock Unit Grant Notice and Agreement for the 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.25 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.19†
Form of Director Restricted Stock Unit Grant Notice and Agreement for the 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.26 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.20†
Pinnacle Entertainment, Inc. 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

4.21†
Form of Executive and Team Member Stock Option Grant Notice and Option Agreement for the 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.28 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.22†
Form of Director Stock Option Grant Notice and Option Agreements for the 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.29 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.23†
Form of Executive and Team Member Other Stock Unit Award Grant Notice and Agreement for the 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.30 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.24†
Form of Director Other Stock Unit Award Grant Notice and Agreement for the 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.31 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.25†
Form of Restricted Stock Award Grant Notice and Agreement for the 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

4.26
Indenture dated April 28, 2016, governing the 5.625% Senior Notes due 2024, by and between PNK Entertainment, Inc. and Deutsche Bank Trust Company Americas, as Trustee is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

4.27
Form of 5.625% Senior Note due 2024 is hereby incorporated by reference to Exhibit 4.2 (included as Exhibit A to Exhibit 4.26 above) to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

4.28
First Supplemental Indenture, dated October 12, 2016, by and between Pinnacle Entertainment, Inc. and Deutsche Bank Trust Company Americas, as Trustee is hereby incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 12, 2016. (SEC File No. 001-37666).

4.29
Registration Rights Agreement, dated April 28, 2016, among PNK Entertainment, Inc. and the representatives of the initial purchasers party thereto is hereby incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

Exhibit
Number	Description of Exhibit

4.30
Registration Rights Agreement, dated October 12, 2016, among Pinnacle Entertainment, Inc. and the representatives of the initial purchasers party thereto is hereby incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 12, 2016. (SEC File No. 001-37666).

4.31
Specimen certificate for shares of common stock, $0.01 par value per share, of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on April 28, 2016.  (SEC File No. 333-210972).

10.1†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

10.2†
Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

10.3
Tax Matters Agreement, dated July 20, 2015, by and among Pinnacle Entertainment, Inc. and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 filed on December 22, 2015. (SEC File No. 001-37666).

10.4†
Employment Agreement, dated August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.5†
First Amendment to Employment Agreement, dated December 16, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.6†
Second Amendment to Employment Agreement, dated December 21, 2015, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.7†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.8†
Separation Agreement and General Release, dated May 23, 2016, by and between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2016. (SEC File No. 001-37666).

10.9†
Employment Agreement, dated May 23, 2016, between Pinnacle Entertainment, Inc. and Donna S. Negrotto is hereby incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2016. (SEC File No. 001-37666).

10.10†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.11†
First Amendment to Employment Agreement, dated December 21, 2015, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.12†
Second Amendment to Employment Agreement, dated December 15, 2016, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 16, 2016. (SEC File No. 001-37666).

10.13†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

Exhibit
Number	Description of Exhibit

10.14†
First Amendment to Employment Agreement, dated December 16, 2014, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.15†
Second Amendment to Employment Agreement, dated December 15, 2016, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 16, 2016. (SEC File No. 001-37666).

10.16†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.17†
First Amendment to Employment Agreement, dated December 18, 2014, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.18†
Second Amendment to Employment Agreement, dated December 21, 2015, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.19†
Third Amendment to Employment Agreement, dated December 15, 2016, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 16, 2016. (SEC File No. 001-37666).

10.20†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Troy A. Stremming is hereby incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.21†*	Summary of Director Compensation.

10.22
Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.23†
Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.24
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.) is hereby incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.25
Agreement Containing Consent Orders, dated August 2, 2013, by and between Pinnacle Entertainment, Inc., Ameristar Casinos, Inc. and Counsel for the Federal Trade Commission is hereby incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.26
Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated November 18, 2004, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.27
Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated February 16, 2010, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

Exhibit
Number	Description of Exhibit
10.28
Modified Local Development Agreement with Ameristar Casino East Chicago, LLC, effective June 3, 2011, is hereby incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.29
Lease dated September 9, 2016, by and between PNK Development 33, LLC, PA Meadows, LLC, WTA II, Inc., and CCR Pennsylvania Racing, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 13, 2016. (SEC File No. 001-37666).

11*	Computation of Earnings Per Share.

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1*	Consent of Ernst & Young LLP, independent registered accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1*	Government Regulations and Gaming Issues.

99.2
Form of Power of Attorney for the Designation and Appointment of a Trustee For the Purposes of Conducting Casino Gambling Operations as required by the Indiana Gaming Commission is hereby incorporated by reference to Exhibit 99.5 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

101**
Financial statements from Pinnacle Entertainment, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):
(i)
the Consolidated Balance Sheets,
(ii)
the Consolidated Statements of Operations,
(iii)
the Consolidated Statements of Comprehensive Income (Loss),
(iv)
the Consolidated Statements of Changes in Stockholders’ Equity (Deficit),
(v)
the Consolidated Statements of Cash Flows and
(vi)
Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††
Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pinnacle hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.