Form 10-Q
period 2017-03-31
Pinnacle Entertainment, Inc.
filed 2017-05-11
CIK 1656239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of the close of business on May 8, 2017, the number of outstanding shares of the registrant’s common stock was 57,389,074.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended March 31,
	2017	2016
Revenues:
Gaming	$574,169	$520,841
Food and beverage	33,255	31,995
Lodging	11,987	11,247
Retail, entertainment and other	20,563	15,942
Total revenues	639,974	580,025
Expenses and other costs:
Gaming	313,239	267,133
Food and beverage	31,414	29,910
Lodging	6,062	5,608
Retail, entertainment and other	8,292	4,513
General and administrative	112,615	104,862
Depreciation and amortization	56,018	54,096
Pre-opening, development and other costs	799	5,329
Write-downs, reserves and recoveries, net	524	2,890
Total expenses and other costs	528,963	474,341
Operating income	111,011	105,684
Interest expense, net	(94,108)	(59,793)
Income from continuing operations before income taxes	16,903	45,891
Income tax benefit (expense)	305	(4,998)
Income from continuing operations	17,208	40,893
Income from discontinued operations, net of income taxes	—	125
Net income	17,208	41,018
Less: Net loss attributable to non-controlling interest	9	8
Net income attributable to Pinnacle Entertainment, Inc.	$17,217	$41,026
Net income per common share—basic
Income from continuing operations	$0.31	$0.67
Income from discontinued operations, net of income taxes	—	0.00
Net income per common share—basic	$0.31	$0.67
Net income per common share—diluted
Income from continuing operations	$0.28	$0.65
Income from discontinued operations, net of income taxes	—	0.00
Net income per common share—diluted	$0.28	$0.65
Number of shares—basic	55,977	61,362
Number of shares—diluted	60,884	63,571
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(amounts in thousands)

	For the three months ended March 31,
	2017	2016
Net income	$17,208	$41,018
Comprehensive income	17,208	41,018
Less: Comprehensive loss attributable to non-controlling interest	9	8
Comprehensive income attributable to Pinnacle Entertainment, Inc.	$17,217	$41,026
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$149,243	$185,093
Accounts receivable, net of allowance for doubtful accounts of $5,674 and $5,282	35,258	42,997
Inventories	10,394	9,967
Prepaid expenses and other assets	26,324	17,760
Total current assets	221,219	255,817
Land, buildings, vessels and equipment, net	2,730,132	2,768,491
Goodwill	610,889	610,889
Other intangible assets, net	390,218	392,398
Other assets, net	51,383	49,472
Total assets	$4,003,841	$4,077,067
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$39,155	$69,069
Accrued interest	12,039	5,286
Accrued compensation	51,795	72,939
Accrued taxes	44,667	58,207
Current portion of long-term debt	10,008	12,258
Current portion of long-term financing obligation	51,059	49,770
Other accrued liabilities	94,767	91,062
Total current liabilities	303,490	358,591
Long-term debt less current portion	899,929	924,442
Long-term financing obligation less current portion	3,100,442	3,113,529
Deferred income taxes	12,099	13,242
Other long-term liabilities	39,719	40,143
Total liabilities	4,355,679	4,449,947
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock—$0.01 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.01 par value, 150,000,000 authorized, 56,752,104 and 55,812,425 shares issued and outstanding, net of treasury shares	630	620
Additional paid-in capital	923,798	919,974
Accumulated deficit	(1,216,602)	(1,233,819)
Accumulated other comprehensive income	326	326
Treasury stock, at cost, 6,209,541 of treasury shares for both periods	(70,166)	(70,166)
Total Pinnacle stockholders’ deficit	(362,014)	(383,065)
Non-controlling interest	10,176	10,185
Total stockholders’ deficit	(351,838)	(372,880)
Total liabilities and stockholders’ deficit	$4,003,841	$4,077,067

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Pinnacle Stockholders’ Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of January 1, 2017	55,812	$620	$919,974	$(1,233,819)	$326	$(70,166)	$(383,065)	$10,185	$(372,880)
Net income (loss)	—	—	—	17,217	—	—	17,217	(9)	17,208
Share-based compensation	—	—	2,420	—	—	—	2,420	—	2,420
Common stock issuance and option exercises	940	10	1,825	—	—	—	1,835	—	1,835
Tax withholding related to vesting of restricted stock units	—	—	(421)	—	—	—	(421)	—	(421)
Balance as of March 31, 2017	56,752	$630	$923,798	$(1,216,602)	$326	$(70,166)	$(362,014)	$10,176	$(351,838)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$17,208	$41,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,018	54,096
Loss on sales or disposals of long-lived assets, net	358	2,716
Impairment of long-lived assets	—	174
Amortization of debt issuance costs and debt discounts/premiums	2,009	4,143
Share-based compensation expense	2,420	4,351
Change in income taxes	(2,291)	4,990
Changes in operating assets and liabilities:
Receivables, net	7,739	8,232
Prepaid expenses and other	(10,603)	(8,266)
Accounts payable, accrued expenses and other	(52,639)	(25,986)
Net cash provided by operating activities	20,219	85,468
Cash flows from investing activities:
Capital expenditures	(16,857)	(21,884)
Net proceeds from disposition of asset held for sale	—	325
Proceeds from sales of furniture, fixtures and equipment	51	—
Loans receivable	(500)	(750)
Restricted cash	134	—
Net cash used in investing activities	(17,172)	(22,309)
Cash flows from financing activities:
Proceeds from Senior Secured Credit Facilities	190,000	—
Repayments under Senior Secured Credit Facilities	(218,382)	—
Proceeds from Former Senior Secured Credit Facilities	—	64,000
Repayments under Former Senior Secured Credit Facilities	—	(169,250)
Repayments under financing obligation	(11,798)	—
Proceeds from common stock options exercised	1,835	215
Other	(552)	(841)
Net cash used in financing activities	(38,897)	(105,876)
Change in cash and cash equivalents	(35,850)	(42,717)
Cash and cash equivalents at the beginning of the period	185,093	164,034
Cash and cash equivalents at the end of the period	$149,243	$121,317

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$85,493	$36,011
Cash payments related to income taxes, net	$1,971	$14
Decrease in construction-related deposits and liabilities	$(946)	$(491)
Non-cash issuance of common stock	$—	$614

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

We own and operate 16 gaming, hospitality and entertainment businesses, of which 15 operate in leased facilities. Our owned facility is located in Ohio and our leased facilities are located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada and Pennsylvania, subject to either the Master Lease or the Meadows Lease (as such terms are defined below). We also hold a majority interest in the racing license owner, and we are a party to a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. Additionally, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour (“HPT”). We view each of our operating businesses as an operating segment with the exception of our two businesses in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

Midwest segment, which includes:	Location
Ameristar Council Bluffs (1)	Council Bluffs, Iowa
Ameristar East Chicago (1)	East Chicago, Indiana
Ameristar Kansas City (1)	Kansas City, Missouri
Ameristar St. Charles (1)	St. Charles, Missouri
Belterra Resort (1)	Florence, Indiana
Belterra Park	Cincinnati, Ohio
Meadows (2)	Washington, Pennsylvania
River City (1)	St. Louis, Missouri

South segment, which includes:	Location
Ameristar Vicksburg (1)	Vicksburg, Mississippi
Boomtown Bossier City (1)	Bossier City, Louisiana
Boomtown New Orleans (1)	New Orleans, Louisiana
L’Auberge Baton Rouge (1)	Baton Rouge, Louisiana
L’Auberge Lake Charles (1)	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk (1)	Black Hawk, Colorado
Cactus Petes and Horseshu (1)	Jackpot, Nevada

(1)	We lease the real estate associated with these gaming facilities under the terms of the Master Lease.

(2)
The Meadows Racetrack and Casino (the “Meadows”) was acquired on September 9, 2016, as discussed below. We lease the real estate associated with this gaming facility under the terms of the Meadows Lease.

On April 28, 2016, Former Pinnacle completed the transactions under the terms of a definitive agreement (the “Merger Agreement”) with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust. Pursuant to the terms of the Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into the Company, a newly formed subsidiary, and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of the Company (such distribution referred to as the “Spin-Off”). As a result, Former Pinnacle stockholders received one share of the Company’s common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), then merged with and into Former Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI. Immediately following the Merger, the Company was renamed Pinnacle Entertainment, Inc., and operates its gaming businesses in the facilities acquired by GLPI under a triple-net master lease agreement (the “Master Lease”). For more information regarding the Spin-Off and Merger, see Note 2, “Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease.”

Former Pinnacle’s historical consolidated financial statements and accompanying notes thereto were determined to represent the Company’s historical consolidated financial statements based on the conclusion that, for accounting purposes, the Spin-Off was to be evaluated as the reverse of its legal form under the requirements of Accounting Standards Codification (“ASC”) Subtopic 505-60, Spinoffs and Reverse Spinoffs, resulting in the Company being considered the accounting spinnor. In addition, the Master Lease of the gaming facilities acquired by GLPI did not qualify for sale-leaseback accounting pursuant to ASC Topic 840, Leases. Therefore, the Master Lease is accounted for as a financing obligation and the gaming facilities remain on the Company’s unaudited Condensed Consolidated Financial Statements.

On September 9, 2016, we closed on a purchase agreement (the “Purchase Agreement”) with GLP Capital, L.P. (“GLPC”), a subsidiary of GLPI, pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania for base consideration of $138.0 million, subject to certain adjustments. The purchase price, after giving effect to such adjustments was $134.0 million and the cash paid for the Meadows business, net of cash acquired was $107.5 million. As a result of the transaction, we own and operate the Meadows’ gaming entertainment and harness racing business subject to a triple-net lease of its underlying real property with GLPI (the “Meadows Lease”). See Note 2, “Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease,” and Note 7, “Investment and Acquisition Activities.”

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (the “SEC”) to the Quarterly Report on Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The results for the periods indicated are unaudited, but reflect all adjustments, which are of a normal recurring nature, that management considers necessary for a fair presentation of operating results. The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2016.

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

Use of Estimates: The preparation of unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and our guest loyalty programs, the initial measurement of the financing obligation associated with the Master Lease, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and other intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected life of share-based awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.

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

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

	(in millions)
As of March 31, 2017
Assets:
Held-to-maturity securities	$14.2	$16.6	$—	$13.7	$2.9
Promissory notes	$16.1	$20.0	$—	$20.0	$—
Liabilities:
Long-term debt	$909.9	$927.1	$—	$927.1	$—
Other long-term liabilities	$5.4	$5.4	$—	$5.4	$—
As of December 31, 2016
Assets:
Held-to-maturity securities	$14.3	$16.4	$—	$13.4	$3.0
Promissory notes	$15.6	$19.8	$—	$19.8	$—
Liabilities:
Long-term debt	$936.7	$953.2	$—	$953.2	$—
Other long-term liabilities	$5.5	$5.6	$—	$5.6	$—

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

The estimated fair values of our long-term debt, which include our 5.625% Notes and Senior Secured Credit Facilities (as such terms are defined in Note 3, “Long-Term Debt”), were based on Level 2 inputs of observable market data on comparable debt instruments on or about March 31, 2017 and December 31, 2016, as applicable.

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

As a result of the Spin-Off and Merger transactions, substantially all of the real estate assets used in the Company’s operations are subject to the Master Lease and owned by GLPI. See Note 2, “Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease.”

The following table presents a summary of our land, buildings, vessels and equipment, including those subject to the Master Lease:

	March 31, 2017	December 31, 2016

	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$426.9	$426.7
Buildings, vessels and improvements	2,693.0	2,689.0
Furniture, fixtures and equipment	812.2	805.9
Construction in progress	29.6	32.7
Land, buildings, vessels and equipment, gross	3,961.7	3,954.3
Less: accumulated depreciation	(1,231.6)	(1,185.8)
Land, buildings, vessels and equipment, net	$2,730.1	$2,768.5

Goodwill and Other Intangible Assets: Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations and has been allocated to our reporting units. We consider each of our operating segments to represent a reporting unit. Other indefinite-lived intangible assets include gaming licenses and trade names for which it is reasonably assured that we will continue to renew indefinitely. Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter (October 1st test date), or more frequently if there are indications of possible impairment. Amortizing intangible assets include player relationships and favorable leasehold interests. We review amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Guest Loyalty Programs: We offer incentives to our guests through our mychoice guest loyalty program (“mychoice program”). Under the mychoice program, guests earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the mychoice program will be forfeited if the guest does not earn or use any reward credits over the prior six-month period. In addition, based on their level of play, guests can earn additional benefits without redeeming points, such as a car lease, among other items. We have not yet implemented the mychoice program at the Meadows. The Meadows continues to operate its own guest loyalty program.
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the combination of goods and services guests will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or guest redemption patterns could produce different results. As of March 31, 2017 and December 31, 2016, we had accrued $26.1 million and $25.1 million, respectively, for the estimated cost of providing these benefits, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Revenue Recognition: Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Cash discounts and other cash incentives to guests related to gaming play are recorded as a reduction to gaming revenue. Food and beverage, lodging, retail, entertainment, and other operating revenues are recognized as products are delivered or services are performed. Advance deposits on lodging are recorded as accrued liabilities until services are provided to the guest.

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

	For the three months ended March 31,
	2017	2016

	(in millions)
Food and beverage	$35.1	$33.8
Lodging	15.2	15.8
Other	3.9	3.7
Total promotional allowances	$54.2	$53.3

The costs to provide such complimentary benefits were as follows:

	For the three months ended March 31,
	2017	2016

	(in millions)
Promotional allowance costs included in gaming expense	$40.8	$38.2

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in our unaudited Condensed Consolidated Statements of Operations. These taxes were as follows:

	For the three months ended March 31,
	2017	2016

	(in millions)
Gaming taxes	$176.2	$145.8

Leases: The Company has certain long-term lease obligations, including the Meadows Lease, ground leases at certain properties and agreements relating to slot machines. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date of possession of the leased property. At lease inception, the lease term is determined by assuming the exercise of those renewal options that are reasonably assured. The lease term is used to determine whether a lease is capital or operating and is used to calculate the straight-line rent expense. Additionally, the depreciable life of capital lease assets and leasehold improvements is limited by the expected lease term if less than the useful life of the asset. Rent expenses are included in “General and administrative” in our unaudited Condensed Consolidated Statements of Operations.
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

	For the three months ended March 31,
	2017	2016

	(in millions)
Restructuring costs (1)	$0.3	$3.5
Meadows acquisition costs (2)	0.1	1.7
Other	0.4	0.1
Total pre-opening, development and other costs	$0.8	$5.3

(1)	Amounts comprised of costs associated with the Spin-Off and Merger. See Note 2, “Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease.”

(2)	Amounts comprised principally of legal, advisory and other costs associated with the acquisition and integration of the Meadows. See Note 7, “Investment and Acquisition Activities.”

Earnings Per Share: The computation of basic and diluted earnings per share (“EPS”) is based on net income (loss) attributable to Pinnacle Entertainment, Inc. divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted EPS reflects the addition of potentially dilutive securities, which includes in-the-money share-based awards. We calculate the effect of dilutive securities using the treasury stock method. A total of 10 thousand and 1.1 million out-of-the-money share-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2017, and 2016, respectively, because including them would have been anti-dilutive.

Treasury Stock: In May 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million of our common stock, which we completed in July 2016. In August 2016, our Board of Directors authorized an additional share repurchase program of up to $50.0 million of our common stock. The cost of the shares acquired is treated as a reduction to stockholders’ equity. The Company did not repurchase any of its common stock during the three months ended March 31, 2017. As of May 8, 2017, under the current share repurchase program, we have repurchased 1.7 million shares of our common stock for $20.1 million.

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

The Company currently anticipates adopting these accounting standards relating to revenue recognition during the first quarter 2018 using the full retrospective approach. Although we are still evaluating the full impact of this standard on our unaudited Condensed Consolidated Financial Statements, the Company has concluded that the adoption of this standard will affect how we account for our mychoice program as well as the classification of revenues between gaming, food and beverage, lodging, and retail, entertainment and other. Under our mychoice program, guests earn points based on their level of play, which may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. We currently determine our liability for unredeemed points based on the estimated costs of services or merchandise to be provided and estimated redemption rates. Under the new standard, points awarded under our mychoice program are considered a material right given to the guests based on their gaming play and the promise to provide points to guests will need to be accounted for as a separate performance obligation. The new standard will require us to allocate the revenues associated with the guests’ activity between gaming revenue and the value of the points and to measure the liability based on the estimated standalone selling price of the points earned after factoring in the likelihood of redemption. As a result, we expect that gaming revenues will be reduced with a corresponding increase, in total, to food and beverage, lodging, and retail, entertainment and other revenues. The revenue associated with the points earned will be recognized in the period in which they are redeemed. The quantitative effects of these changes have not yet been determined and are still being analyzed.

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

The Company currently anticipates adopting this accounting standard during the first quarter 2019. Operating leases, including the Meadows Lease, ground leases at certain properties, and agreements relating to slot machines, will be recorded in our unaudited Condensed Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The right-of-use asset will be depreciated on a straight-line basis and recognized as lease expense. The full qualitative and quantitative effects of these changes have not yet been determined and are still being analyzed.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, which clarified the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. We adopted this guidance during the first quarter 2017 and it did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which, among other things, eliminated the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. We adopted this guidance during the first quarter 2017 and it did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this guidance during the first quarter 2017 and it did not have a material impact on our unaudited Condensed Consolidated Financial Statements. In adopting this guidance, the Company made an accounting policy election to continue to estimate the number of awards that are expected to vest as opposed to accounting for forfeitures as they occur. Prior periods were not required to be adjusted as a result of the adoption of this guidance.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the complexity and cost of performing interim and annual assessments for impairment of goodwill by eliminating the requirement to perform Step 2 of the impairment test. Thereby, companies are no longer required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a company should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A company should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit and after consideration of income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit, if applicable. We adopted this guidance during the first quarter 2017 using a prospective transition approach and it did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323), which adds and amends the SEC paragraphs pursuant to staff announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force meetings. Principally, this ASU is responsive to the requirement to disclose the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. This guidance, which is effective immediately, did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

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

Note 2—Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease
Overview of the Spin-Off and Merger: On April 28, 2016, Former Pinnacle completed the transactions under the terms of the Merger Agreement with GLPI. Pursuant to the terms of the Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into the Company, a newly formed subsidiary, and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of the Company. As a result, Former Pinnacle stockholders received one share of the Company’s common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Merger Sub then merged with and into Former Pinnacle, with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI. Immediately following the Merger, the Company was renamed Pinnacle Entertainment, Inc., and operates its gaming businesses under the Master Lease for the facilities acquired by GLPI.
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

In connection with the Spin-Off and Merger, on April 28, 2016, we made a dividend to Former Pinnacle of $808.4 million (the “Cash Payment”), which was equal to the amount of debt outstanding of Former Pinnacle as of April 28, 2016, less $2.7 billion that GLPI assumed pursuant to the Merger Agreement. Immediately prior to the consummation of the Spin-Off and Merger, the August 2013 amended and restated credit agreement (“Former Senior Secured Credit Facilities”) was repaid in full and terminated and the 6.375% senior notes due 2021 (“6.375% Notes”), the 7.50% senior notes due 2021 (“7.50% Notes”) and the 7.75% senior subordinated notes due 2022 (“7.75% Notes”) were redeemed. Former Pinnacle’s indenture governing its 8.75% senior subordinated notes due 2020 (“8.75% Notes”) was redeemed on May 15, 2016. Following the consummation of the Spin-Off and Merger, the Company had no outstanding obligations under the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes. For a description of the Company’s existing long-term debt, see Note 3, “Long-Term Debt.”
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
Fourteen of our sixteen gaming facilities are subject to the Master Lease with GLPI. The Master Lease has an initial term of 10 years with five subsequent, five-year renewal periods at our option. The rent, which is payable in monthly installments, is comprised of base rent, which includes a land and a building component, and percentage rent. The land base rent is fixed for the entire lease term. The building base rent is subject to an annual escalation of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Master Lease) of 1.8:1. The percentage rent, which is fixed for the first two years, will be adjusted every two years to establish a new fixed amount for the next two-year period. Each new fixed amount will be calculated by multiplying 4% by the difference between (i) the average net revenues for the trailing two-year period and (ii) $1.1 billion.
As of March 31, 2017, we paid annual rent of $377 million to GLPI, which was comprised of the land base rent, the building base rent and the percentage rent, which were $44 million, $289 million and $44 million, respectively. As a result of the annual escalation of the building base rent, beginning in May 2017, we pay annual rent of $382.8 million.
Total lease payments under the Master Lease were $93.0 million for the three months ended March 31, 2017, of which $81.2 million was recognized as interest expense and $11.8 million reduced the financing obligation.
Meadows Lease: The Meadows Lease, which is accounted for as an operating lease, provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. The current annual rent is $25.4 million, payable in monthly installments, and comprised of a base rent of $14.0 million, which is subject to certain adjustments, and a percentage rent of $11.4 million. The base rent is fixed for the first year and, beginning in the second year of the lease, subject to an annual escalation of up to 5% for the initial 10-year term or until the lease year in which base rent plus percentage rent is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 1.8:1 during the second year of the lease, 1.9:1 during the third year of the lease and 2.0:1 during the fourth year of the lease and thereafter. The percentage rent is fixed for the first two years and will be adjusted every two years to establish a new fixed amount for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period.

Note 3—Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2017
	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2021	$173.4	$—	$173.4
Term Loan A Facility due 2021	178.0	(3.0)	175.0
Term Loan B Facility due 2023	73.0	(3.7)	69.3
5.625% Notes due 2024	500.0	(7.9)	492.1
Other	0.1	—	0.1
Total debt including current maturities	924.5	(14.6)	909.9
Less: current maturities	(10.0)	—	(10.0)
Total long-term debt	$914.5	$(14.6)	$899.9

	December 31, 2016
	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2021	$107.2	$—	$107.2
Term Loan A Facility due 2021	180.4	(3.2)	177.2
Term Loan B Facility due 2023	165.2	(4.9)	160.3
5.625% Notes due 2024	500.0	(8.1)	491.9
Other	0.1	—	0.1
Total debt including current maturities	952.9	(16.2)	936.7
Less: current maturities	(12.3)	—	(12.3)
Total long-term debt	$940.6	$(16.2)	$924.4

Senior Secured Credit Facilities: On April 28, 2016, in connection with the Spin-Off and Merger, we entered into a credit agreement with certain lenders (the “Credit Agreement”). The Credit Agreement is comprised of (i) a $185.0 million term loan A facility with a maturity of five years (the “Term Loan A Facility”), (ii) a $300.0 million term loan B facility with a maturity of seven years (the “Term Loan B Facility”) and (iii) a $400.0 million revolving credit facility with a maturity of five years (the “Revolving Credit Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “Senior Secured Credit Facilities”). As of March 31, 2017, we had $173.4 million drawn under the Revolving Credit Facility and $9.2 million committed under various letters of credit.

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

The Term Loan A Facility amortizes in equal quarterly amounts equal to a percentage of the original outstanding principal amount at closing as follows: (i) 5% per annum in the first two years, (ii) 7.5% per annum in the third year and (iii) 10% per annum in the fourth and fifth year. The remaining principal amount is payable on April 28, 2021. The Term Loan B Facility amortizes in equal quarterly amounts equal to 1% per annum of the original outstanding principal amount at closing. For any fiscal year, voluntary principal repayments on the Term Loan B Facility satisfy the quarterly amortization requirement. The remaining principal amount is payable on April 28, 2023. The Revolving Credit Facility is not subject to amortization and is due and payable on April 28, 2021.

5.625% Notes due 2024: On April 28, 2016, we issued $375.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the “Existing 5.625% Notes”). The Existing 5.625% Notes were issued at par, mature on May 1, 2024, and bear interest at the rate of 5.625% per annum. Interest on the Existing 5.625% Notes is payable semi-annually on May 1st and November 1st of each year.

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
Interest expense, net, was as follows:

	For the three months ended March 31,
	2017	2016

	(in millions)
Interest expense from financing obligation (1)	$81.2	$—
Interest expense from debt	13.1	59.9
Interest income	(0.2)	(0.1)
Interest expense, net	$94.1	$59.8

(1)
Total lease payments under the Master Lease were $93.0 million for the three months ended March 31, 2017, of which $81.2 million was recognized as interest expense and $11.8 million reduced the financing obligation.

Note 4—Income Taxes

Our effective tax rate for continuing operations for the three months ended March 31, 2017, was (1.8)%, or a benefit of $0.3 million, as compared to an effective tax rate of 10.9%, or an expense of $5.0 million, for the corresponding prior year period. The rates include the tax impact of certain discrete items, including changes in the tax status of certain of our legal entities. In general, our effective tax rate differs from the statutory rate of 35.0% due to the effects of permanent items; deferred tax expense on tax amortization of indefinite-lived intangible assets; state taxes; and changes in legal entity status, unrecognized tax benefits, and valuation allowance.

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

As previously noted, the failed sale-leaseback is accounted for as a financial obligation. As a result, the real estate gaming facility assets acquired by GLPI are presented on the Company’s unaudited Condensed Consolidated Balance Sheets at historical cost, net of accumulated depreciation, and the financing obligation is recognized and amortized over the lease term. For federal and state income tax purposes, the Spin-Off and the subsequent leaseback of the gaming facilities is an operating lease. As such, the Company recognizes no tax bases in the leased gaming facilities, which creates basis differences that give rise to deferred taxes under ASC Topic 740, Income Taxes.

Note 5—Employee Benefit Plans
Share-based Compensation: As of March 31, 2017, we had 8.9 million share-based awards outstanding, including stock options, restricted stock units, performance stock units, and restricted stock, which are detailed below. Our 2016 Equity and Performance Incentive Plan had 5.8 million share-based awards available for grant as of March 31, 2017.
We recorded share-based compensation expense as follows:

	For the three months ended March 31,
	2017	2016

	(in millions)
Share-based compensation expense	$2.4	$4.4

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding as of January 1, 2017	6,387,115	$6.16
Exercised	(448,720)	$3.78
Canceled or forfeited	(53,716)	$8.87
Options outstanding as of March 31, 2017	5,884,679	$6.31
Options exercisable as of March 31, 2017	3,802,202	$4.34
Expected to vest as of March 31, 2017	1,735,863	$9.98

The unamortized compensation costs not yet expensed related to stock options totaled $5.7 million as of March 31, 2017. The weighted average period over which the costs are expected to be recognized is 1.3 years. The aggregate amount of cash we received from the exercise of stock options was $1.8 million and $0.2 million for the three months ended March 31, 2017, and 2016, respectively. The associated shares were newly issued common stock.
Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2017	2,183,056	$9.65
Granted	53,014	$15.18
Vested	(41,081)	$8.07
Canceled or forfeited	(50,710)	$9.77
Non-vested as of March 31, 2017	2,144,279	$9.82

The unamortized compensation costs not yet expensed related to non-vested restricted stock units totaled $14.5 million as of March 31, 2017. The weighted average period over which the costs are expected to be recognized is 1.2 years.

Restricted Stock: The Company grants performance-based restricted stock awards, subject to certain market vesting conditions. The grant-date fair value of the awards was determined using the Monte Carlo simulation. The following table summarizes information related to our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2017	340,620	$14.24
Granted	276,500	$23.62
Canceled or forfeited	(11,428)	$18.70
Non-vested as of March 31, 2017	605,692	$18.44

The unamortized compensation costs not yet expensed related to restricted stock totaled $4.8 million as of March 31, 2017. The weighted average period over which the costs are expected to be recognized is 2.2 years.

Performance Stock Units: The following table summarizes information related to our performance stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2017	108,855	$7.84
Vested	(108,855)	$7.84
Non-vested as of March 31, 2017	—	$—

Note 6—Write-downs, Reserves and Recoveries, Net

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended March 31,
	2017	2016

	(in millions)
Loss on sales or disposals of long-lived assets, net	$0.3	$2.7
Impairment of long-lived assets	—	0.2
Other	0.2	—
Write-downs, reserves and recoveries, net	$0.5	$2.9

Loss on sales or disposals of long-lived assets, net: During the three months ended March 31, 2017 and 2016, we recorded net losses related primarily to sales or disposals of furniture, fixtures and equipment in the normal course of business.

Note 7—Investment and Acquisition Activities

Acquisition of the Meadows Business: On September 9, 2016, we closed on the purchase agreement with GLPC pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania for base consideration of $138.0 million, subject to certain adjustments. The purchase price, after giving effect to such adjustments was $134.0 million and the cash paid for the Meadows business, net of cash acquired, was $107.5 million. As a result of the transaction, we own and operate the Meadows’ gaming, entertainment and harness racing business subject to the Meadows Lease, which is discussed in Note 2, “Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease.” The Company believes that this acquisition provides additional economies of scale and further geographical diversification and will provide long-term growth for our stockholders.

We are required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill, of which $8.2 million is deductible for income tax purposes. The goodwill recognized is primarily the result of expected cash flows of the Meadows business, including anticipated synergies. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgment. With the exception of acquisition date income tax balances, which remain preliminary and subject to change, management has finalized the purchase price allocation. Management expects to finalize the acquisition date income tax balances during the second quarter 2017.

The following table reflects the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill (in thousands). The goodwill has been assigned to our Midwest segment.

Current and other assets	$35,953
Property and equipment	39,265
Goodwill	18,822
Other intangible assets	71,300
Other non-current assets	3,001
Total assets	168,341

Current liabilities	18,524
Deferred tax liabilities	10,624
Other long-term liabilities	5,145
Total liabilities	34,293
Net assets acquired	$134,048

The following table summarizes the acquired property and equipment.

As Recorded at Fair Value
(in thousands)
Furniture, fixtures and equipment	39,240
Construction in progress	25
Total property and equipment acquired	$39,265

The following table summarizes the acquired identifiable intangible assets.

As Recorded at Fair Value
(in thousands)
Gaming licenses	$56,300
Trade name	15,000
Total other intangible assets acquired	$71,300

Retama Park Racetrack: We hold 75.5% of the equity of Pinnacle Retama Partners, LLC (“PRP”) and consolidate the accounts of PRP in our unaudited Condensed Consolidated Financial Statements. As of March 31, 2017, PRP held $16.1 million in promissory notes issued by Retama Development Corporation (“RDC”), a local government corporation of the City of Selma, Texas, and $11.3 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and local government corporation bonds, which are included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets, have long-term contractual maturities and are collateralized by the assets of the Retama Park Racetrack. The contractual terms of the promissory notes include interest payments due at maturity; however, we have not recorded accrued interest because uncertainty exists as to RDC’s ability to make the interest payments. We have the positive intent and ability to hold the local government corporation bonds to maturity and until the amortized cost basis is recovered.

Note 8—Commitments and Contingencies

Self-Insurance: We self-insure various levels of general liability, workers’ compensation, and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. As of March 31, 2017 and December 31, 2016, we had total self-insurance accruals of $25.5 million and $26.1 million, respectively, which are included in “Total current liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Segment Information
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
We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR (as such terms are defined below) for each segment to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDAR for each segment and reconciles Consolidated Adjusted EBITDAR to Income from continuing operations for the three months ended March 31, 2017 and 2016.

	For the three months ended March 31,
	2017	2016

	(in millions)
Revenues:
Midwest segment (a)	$390.3	$328.6
South segment (a)	192.5	193.7
West segment (a)	56.0	56.5
	638.8	578.8
Corporate and other (c)	1.2	1.2
Total revenues	$640.0	$580.0
Adjusted EBITDAR (b):
Midwest segment (a)	$112.9	$107.5
South segment (a)	61.8	64.6
West segment (a)	20.5	20.9
	195.2	193.0
Corporate expenses and other (c)	(20.3)	(20.6)
Consolidated Adjusted EBITDAR (b)	174.9	172.4
Other benefits (costs):
Rent expense under the Meadows Lease	(4.1)	—
Depreciation and amortization	(56.1)	(54.1)
Pre-opening, development and other costs	(0.8)	(5.3)
Non-cash share-based compensation expense	(2.4)	(4.4)
Write-downs, reserves and recoveries, net	(0.5)	(2.9)
Interest expense, net	(94.1)	(59.8)
Income tax benefit (expense)	0.3	(5.0)
Income from continuing operations	$17.2	$40.9

	For the three months ended March 31,
	2017	2016

	(in millions)
Capital expenditures:
Midwest segment (a)	$8.8	$9.2
South segment (a)	4.5	7.1
West segment (a)	1.1	2.6
Corporate and other, including development projects	2.5	3.0
	$16.9	$21.9

(a)	See Note 1, “Organization and Summary of Significant Accounting Policies,” for listing of properties included in each segment.

(b)
We define Consolidated Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDAR for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations and discontinued operations. Beginning with the second quarter 2016, the Company altered the format of its presentation from EBITDA to EBITDAR in anticipation of the Meadows acquisition, which closed during the third quarter 2016. We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR for each reportable segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDAR and Adjusted EBITDAR have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDAR and Adjusted EBITDAR are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, Consolidated Adjusted EBITDAR approximates the measures used in the debt covenants within the Company’s debt agreements. Consolidated Adjusted EBITDAR and Adjusted EBITDAR do not include depreciation or interest expense and, therefore, do not reflect current or future capital expenditures or the cost of capital. Consolidated Adjusted EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDAR and Adjusted EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(c)
Corporate and other includes revenues from HPT and management of Retama Park Racetrack. Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Corporate expenses that are directly attributable to a property are allocated to each applicable property. Other includes expenses relating to the operation of HPT and management of Retama Park Racetrack.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We own and operate 16 gaming, hospitality and entertainment businesses, of which 15 operate in leased facilities. Our owned facility is located in Ohio and our leased facilities are located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada and Pennsylvania, subject to either the Master Lease or the Meadows Lease (as such terms are defined below). We also hold a majority interest in the racing license owner, and we are a party to a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. Additionally, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour (“HPT”). We view each of our operating businesses as an operating segment with the exception of our two businesses in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

Midwest segment, which includes:	Location
Ameristar Council Bluffs (1)	Council Bluffs, Iowa
Ameristar East Chicago (1)	East Chicago, Indiana
Ameristar Kansas City (1)	Kansas City, Missouri
Ameristar St. Charles (1)	St. Charles, Missouri
Belterra Resort (1)	Florence, Indiana
Belterra Park	Cincinnati, Ohio
Meadows (2)	Washington, Pennsylvania
River City (1)	St. Louis, Missouri

South segment, which includes:	Location
Ameristar Vicksburg (1)	Vicksburg, Mississippi
Boomtown Bossier City (1)	Bossier City, Louisiana
Boomtown New Orleans (1)	New Orleans, Louisiana
L’Auberge Baton Rouge (1)	Baton Rouge, Louisiana
L’Auberge Lake Charles (1)	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk (1)	Black Hawk, Colorado
Cactus Petes and Horseshu (1)	Jackpot, Nevada

(1)	We lease the real estate associated with these gaming facilities under the terms of the Master Lease.

(2)
The Meadows Racetrack and Casino (the “Meadows”) was acquired on September 9, 2016, as discussed below. We lease the real estate associated with this gaming facility under the terms of the Meadows Lease.

We own and operate gaming, hospitality and entertainment businesses, all of which include gaming, food and beverage, and retail facilities, and most of which include hotel and resort amenities. Our operating results are highly dependent on the volume of guests at our businesses, which, in turn, affects the price we can charge for hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with guests wagering with cash or paying for hospitality or entertainment services with cash or credit cards. Our businesses generate significant operating cash flow. Our industry is capital-intensive, and we rely on the ability of our businesses to generate operating cash flow to satisfy our obligations under the Master Lease and the Meadows Lease, pay interest, repay debt, and fund maintenance capital expenditures.

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and our mychoice guest loyalty program (“mychoice program”). We seek to improve cash flows by focusing on operational excellence and efficiency while meeting our guests’ expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain the existing facilities in which we operate, while growing the number of businesses we own and operate by pursuing opportunities to either acquire or develop gaming, hospitality and entertainment businesses. We intend to diversify our revenue sources by growing our portfolio of businesses and facilities, while remaining gaming, hospitality and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

On April 28, 2016, Former Pinnacle completed the transactions under the terms of a definitive agreement (the “Merger Agreement”) with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust. Pursuant to the terms of the Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into the Company, a newly formed subsidiary, and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of the Company (such distribution referred to as the “Spin-Off”). As a result, Former Pinnacle stockholders received one share of the Company’s common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), then merged with and into Former Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI. Immediately following the Merger, the Company was renamed Pinnacle Entertainment, Inc., and operates its gaming businesses in the facilities acquired by GLPI under a triple-net master lease agreement (the “Master Lease”).

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

We concluded that the Spin-Off was to be accounted for as the reverse of its legal form under the requirements of Accounting Standards Codification (“ASC”) Subtopic 505-60, Spinoff and Reverse Spinoffs, resulting in the Company being considered the accounting spinnor. The gaming facilities acquired by GLPI, which are leased back by the Company under the Master Lease, did not qualify for sale-leaseback accounting; and therefore, the Master Lease is accounted for as a financing obligation and the gaming facilities remain on our unaudited Condensed Consolidated Financial Statements.

On September 9, 2016, we closed on a purchase agreement (the “Purchase Agreement”) with GLP Capital, L.P. (“GLPC”), a subsidiary of GLPI, pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania for base consideration of $138.0 million, subject to certain adjustments. The purchase price, after giving effect to such adjustments was $134.0 million and the cash paid for the Meadows business, net of cash acquired, was $107.5 million. As a result of the transaction, we own and operate the Meadows’ gaming entertainment and harness racing business subject to a triple-net lease of its underlying real property with GLPI (the “Meadows Lease”).

The Meadows Lease provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. The current annual rent is $25.4 million, payable in monthly installments, and comprised of a base rent of $14.0 million, which is subject to certain adjustments, and an initial percentage rent of $11.4 million. The base rent is fixed for the first year and, beginning in the second year of the lease, subject to an annual escalation of up to 5% for the initial 10-year term or until the lease year in which base rent plus percentage rent is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 1.8:1 during the second year of the lease, 1.9:1 during the third year of the lease and 2.0:1 during the fourth year of the lease and thereafter. The percentage rent is fixed for the first two years and will be adjusted every two years to establish a new fixed amount for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three months ended March 31, 2017 and 2016. As discussed in Note 9, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDAR (as defined below). Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 9, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDAR for each segment and reconciles Consolidated Adjusted EBITDAR and Consolidated Adjusted EBITDA, net of Lease Payments (as such terms are defined below) to Income from continuing operations and Consolidated Adjusted EBITDAR margin to Income from continuing operations margin in accordance with U.S. GAAP.

	For the three months ended March 31,
	2017	2016

	(in millions)
Revenues:
Midwest segment (a)	$390.3	$328.6
South segment (a)	192.5	193.7
West segment (a)	56.0	56.5
	638.8	578.8
Corporate and other (c)	1.2	1.2
Total revenues	$640.0	$580.0
Adjusted EBITDAR (b):
Midwest segment (a)	$112.9	$107.5
South segment (a)	61.8	64.6
West segment (a)	20.5	20.9
	195.2	193.0
Corporate expenses and other (c)	(20.3)	(20.6)
Consolidated Adjusted EBITDAR (b)	174.9	172.4
Lease Payments (d)	(99.4)	—
Consolidated Adjusted EBITDA, net of Lease Payments (d)	75.5	172.4
Other benefits (costs) and adjustments:
Lease Payments (d)	99.4	—
Rent expense under the Meadows Lease	(4.1)	—
Depreciation and amortization	(56.1)	(54.1)
Pre-opening, development and other costs	(0.8)	(5.3)
Non-cash share-based compensation expense	(2.4)	(4.4)
Write-downs, reserves and recoveries, net	(0.5)	(2.9)
Interest expense, net	(94.1)	(59.8)
Income tax benefit (expense)	0.3	(5.0)
Income from continuing operations	$17.2	$40.9
Consolidated Adjusted EBITDAR margin	27.3%	29.7%
Income from continuing operations margin	2.7%	7.1%

(a)	See “Executive Summary” section for listing of properties included in each segment.

(b)
We define Consolidated Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDAR for each reportable segment as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations and discontinued operations. Beginning with the second quarter 2016, the Company altered the format of its presentation from EBITDA to EBITDAR in anticipation of the Meadows acquisition, which closed during the third quarter 2016. We define Consolidated Adjusted EBITDAR margin as Consolidated Adjusted EBITDAR divided by revenues on a consolidated basis. We define Adjusted EBITDAR margin as Adjusted EBITDAR for the segment divided by segment revenues. We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR for each reportable segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDAR and Adjusted EBITDAR have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDAR, Consolidated Adjusted EBITDAR margin and Adjusted EBITDAR are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, Consolidated Adjusted EBITDAR approximates the measures used in the debt covenants within the Company’s debt agreements. Consolidated Adjusted EBITDAR and Adjusted EBITDAR do not include depreciation or interest expense and, therefore, do not reflect current or future capital expenditures or the cost of capital. Consolidated Adjusted EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDAR and Adjusted EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(c)
Corporate and other includes revenues from HPT and management of Retama Park Racetrack. Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Corporate expenses that are directly attributable to a property are allocated to each applicable property. Other includes expenses relating to the operation of HPT and management of Retama Park Racetrack.

(d)
Consolidated Adjusted EBITDA, net of Lease Payments is defined as Consolidated Adjusted EBITDAR (as defined in footnote b above), net of Lease Payments. The Company defines Lease Payments as lease payments made to GLPI for the Master Lease and the Meadows Lease. We believe that Consolidated Adjusted EBITDA, net of Lease Payments is a useful measure to compare operating results between accounting periods. In addition, Consolidated Adjusted EBITDA, net of Lease Payments is a useful measure for investors because it is an indicator of the performance of ongoing business operations after incorporating the cash flow obligations associated with the Master Lease and the Meadows Lease. Consolidated Adjusted EBITDA, net of Lease Payments should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDA, net of Lease Payments may be different from the calculation methods used by other companies and, therefore, comparability may be limited. Total lease payments under the Master Lease were $93.0 million for the three months ended March 31, 2017, of which $81.2 million was recognized as interest expense and $11.8 million reduced the financing obligation. Total lease payments under the Meadows Lease were $6.4 million for the three months ended March 31, 2017.

Consolidated Overview

Total revenues for the three months ended March 31, 2017 were $640.0 million, representing a year over year increase of $60.0 million, or 10.3%. For the three months ended March 31, 2017, income from continuing operations was $17.2 million and the related margin was 2.7%. Consolidated Adjusted EBITDAR was $174.9 million, an increase of $2.5 million, or 1.5%, year over year, for the three months ended March 31, 2017. The three months ended March 31, 2017 includes $69.2 million of total revenues and $11.4 million of Adjusted EBITDAR from the Meadows, which was acquired on September 9, 2016. Consolidated Adjusted EBITDAR margin for the three months ended March 31, 2017 was 27.3%, representing a decrease of 240 basis points year over year, which is principally driven by the Meadows. The consolidated operating results for the three months ended March 31, 2017 were negatively impacted by an unfavorable calendar, which included one less weekend day, as compared to the prior year period.

For the three months ended March 31, 2017, total revenues and Consolidated Adjusted EBITDAR were positively impacted by the acquisition of the Meadows and strong performances at L’Auberge Baton Rouge, Belterra Park, Belterra Resort and River City, and were negatively impacted by low table games hold at L’Auberge Lake Charles and Ameristar East Chicago. Additionally, total revenues and Consolidated Adjusted EBITDAR for the three months ended March 31, 2017, were adversely impacted by a $3.2 million out-of-period adjustment at Ameristar Kansas City.

Total revenues for the three months ended March 31, 2016 were $580.0 million. For the three months ended March 31, 2016, income from continuing operations was $40.9 million. For the three months ended March 31, 2016, Consolidated Adjusted EBITDAR was negatively impacted by an estimated $2.9 million from lost business volume at L’Auberge Lake

Charles due to regional flooding that closed the I-10 corridor between Texas and Louisiana for four days in mid-March and adjustments to legal reserves.

The Company’s revenue consists mostly of gaming revenue, which is primarily from slot machines and to a lesser extent, table games. The slot revenue represented approximately 82% of gaming revenue in both 2016 and 2015. In analyzing the performance of our businesses, the key indicators related to gaming revenue are slot handle and table games drop (which are volume indicators) and win or hold percentage.

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

For table games, guests usually purchase cash chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit-worthy guests) are deposited in the drop box of each gaming table. Table game win is the amount of drop that is retained and recorded as gaming revenue, with liabilities recognized for funds deposited by guests.

We offer incentives to our guests through our mychoice program. Under the mychoice program, guests earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the mychoice program will be forfeited if the guest does not earn or use any reward credits over the prior six-month period. In addition, based on their level of play, guests can earn additional benefits without redeeming points, such as a car lease, among other items. We have not yet implemented the mychoice program at the Meadows. The Meadows continues to operate its own guest loyalty program.
We accrue a liability for the estimated cost of providing these benefits as they are earned. Estimates and assumptions are made regarding the cost of providing such benefits, breakage rates, and the mixture of goods and services guests will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or guest redemption habits could produce different results. As of March 31, 2017 and December 31, 2016, we had accrued $26.1 million and $25.1 million, respectively, for the estimated cost of providing these benefits.

Segment comparison of the three months ended March 31, 2017 and 2016

Midwest Segment

	For the three months ended March 31,		Change
	2017	2016	2017 vs. 2016

	(in millions)
Gaming revenues	$353.1	$298.1	18.5%
Total revenues	390.3	328.6	18.8%
Operating income	76.5	78.1	(2.0)%
Adjusted EBITDAR	112.9	107.5	5.0%
Adjusted EBITDAR margin	28.9%	32.7%	(380) bps

In the Midwest segment, total revenues increased by $61.7 million, or 18.8% year over year, to $390.3 million during the first quarter 2017. Operating income for the first quarter 2017 was $76.5 million as compared to $78.1 million in the prior year period. Adjusted EBITDAR increased by $5.4 million or 5.0%, year over year, to $112.9 million during the first quarter 2017. The acquisition of the Meadows on September 9, 2016 contributed $69.2 million of total revenues and $11.4 million of Adjusted EBITDAR to the first quarter 2017. Adjusted EBITDAR margin was 28.9%, a decrease of 380 basis points year over year, which is principally driven by the Meadows. The Midwest segment operating results for the first quarter 2017 were negatively impacted by an unfavorable calendar, which included one less weekend day, as compared to the prior year period.

For the three months ended March 31, 2017, the Midwest segment total revenues and Adjusted EBITDAR benefited from the acquisition of the Meadows and strong performances at Belterra Park, where gaming volumes continued to ramp up and additional cost efficiencies were realized; Belterra Resort, where modest growth in gaming revenues, an emphasis on cash hospitality revenue streams and operational efficiencies, resulted in Adjusted EBITDAR growth; and River City, where hospitality revenue increased, in part, from the ramp up of new food and beverage outlets. The Midwest segment operating results for the three months ended March 31, 2017 were negatively impacted by low table games hold at Ameristar East Chicago. Additionally, the Midwest segment total revenues and Adjusted EBITDAR for the three months ended March 31, 2017, were adversely impacted by a $3.2 million out-of-period adjustment at Ameristar Kansas City.

For the three months ended March 31, 2016, the Midwest segment operating results were primarily driven by strong year over year increases in total revenues and Adjusted EBITDAR at Ameristar East Chicago, Belterra Park and River City.

South Segment

	For the three months ended March 31,		Change
	2017	2016	2017 vs. 2016

	(in millions)
Gaming revenues	$174.2	$175.0	(0.5)%
Total revenues	192.5	193.7	(0.6)%
Operating income	43.7	42.9	1.9%
Adjusted EBITDAR	61.8	64.6	(4.3)%
Adjusted EBITDAR margin	32.1%	33.4%	(130) bps

In the South segment, total revenues decreased by $1.2 million, or 0.6% year over year, to $192.5 million during the first quarter 2017. Operating income for the first quarter 2017 was $43.7 million as compared to $42.9 million in the prior year period. Adjusted EBITDAR decreased by $2.8 million, or 4.3% year over year, to $61.8 million during the first quarter 2017. Adjusted EBITDAR margin was 32.1%, a decrease of 130 basis points year over year. The South segment operating results for the first quarter 2017 were negatively impacted by an unfavorable calendar, which included one less weekend day, as compared to the prior year period.

For the three months ended March 31, 2017, the South segment total revenues and Adjusted EBITDAR benefited from strong operating performance at L’Auberge Baton Rouge, which continues to experience gaming and hospitality revenue growth as well as continued focus on achieving operational efficiencies. Low table games hold at L’Auberge Lake Charles and a decrease in operating performance at Ameristar Vicksburg offset the strong operating performance at L’Auberge Baton Rouge.

For the three months ended March 31, 2016, the South segment operating results were negatively impacted by lost business volume at L’Auberge Lake Charles due to regional flooding that closed the I-10 corridor between Texas and Louisiana for four days in mid-March.

West Segment

	For the three months ended March 31,		Change
	2017	2016	2017 vs. 2016

	(in millions)
Gaming revenues	$46.9	$47.7	(1.7)%
Total revenues	56.0	56.5	(0.9)%
Operating income	15.3	15.7	(2.5)%
Adjusted EBITDAR	20.5	20.9	(1.9)%
Adjusted EBITDAR margin	36.6%	37.0%	(40) bps

In the West segment, total revenues decreased by $0.5 million, or 0.9% year over year, to $56.0 million during the first quarter 2017. Operating income for the first quarter 2017 was $15.3 million as compared to $15.7 million in the prior year period. Adjusted EBITDAR decreased by $0.4 million, or 1.9% year over year, to $20.5 million during the first quarter 2017. Adjusted EBITDAR margin was 36.6%, a decrease of 40 basis points year over year. The West segment operating results for the first quarter 2017 were negatively impacted by an unfavorable calendar, which included one less weekend day, as compared to the prior year period.

For the three months ended March 31, 2017, the West segment operating results were negatively impacted by adverse weather conditions, which decreased guest visitation, at the Jackpot Properties. The operating performance at Ameristar Black Hawk was largely consistent with the prior year period.

For the three months ended March 31, 2016, the West segment operating results were driven by strong year over year increases in total revenues and Adjusted EBITDAR at Ameristar Black Hawk.

Other factors affecting income from continuing operations
The following is a description of the other benefits (costs) affecting income from continuing operations for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,		Change
	2017	2016	2017 vs. 2016

	(in millions)
Other benefits (costs):
Corporate expenses and other	$(20.3)	$(20.6)	(1.5)%
Rent expense under the Meadows Lease	$(4.1)	$—	NM
Depreciation and amortization	$(56.1)	$(54.1)	3.7%
Pre-opening, development and other costs	$(0.8)	$(5.3)	(84.9)%
Share-based compensation expense	$(2.4)	$(4.4)	(45.5)%
Write-downs, reserves and recoveries, net	$(0.5)	$(2.9)	(82.8)%
Interest expense, net	$(94.1)	$(59.8)	57.4%
Income tax benefit (expense)	$0.3	$(5.0)	NM
NM - Not Meaningful

Corporate expenses and other is principally comprised of corporate overhead expenses, Heartland Poker Tour, and the management of Retama Park Racetrack. For the three months ended March 31, 2017, corporate expenses and other decreased year over year by $0.3 million to $20.3 million. The decrease is primarily attributable to lower adjustments to legal reserves during the three months ended March 31, 2017 as compared to the prior year period.

Rent expense under the Meadows Lease for the three months ended March 31, 2017 relates to the rent expense recorded under the Meadows Lease, which commenced on September 9, 2016. Lease payments made to GLPI under the Meadows Lease were $6.4 million for the three months ended March 31, 2017.

Depreciation and amortization increased for the three months ended March 31, 2017, as compared to the prior year period, due primarily to the timing of the Meadows acquisition, which closed on September 9, 2016, offset by the decrease associated with the accelerated method of amortization on player relationships.

Pre-opening, development and other costs for the three months ended March 31, 2017 and 2016, consist of the following:

	For the three months ended March 31,
	2017	2016

	(in millions)
Restructuring costs (1)	$0.3	$3.5
Meadows acquisition costs (2)	0.1	1.7
Other	0.4	0.1
Total pre-opening, development and other costs	$0.8	$5.3

(1)	Amounts comprised of costs associated with the Spin-Off and Merger.

(2)	Amounts comprised principally of legal, advisory and other costs associated with the acquisition and integration of the Meadows.

Share-based compensation expense decreased for the three months ended March 31, 2017 as compared to the prior year period primarily due to the accelerated vesting of share-based payment awards as a result of the Spin-Off and Merger, which reduced the aggregate compensation cost associated with outstanding awards.

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended March 31,
	2017	2016

	(in millions)
Loss on sales or disposals of long-lived assets, net	$0.3	$2.7
Impairment of long-lived assets	—	0.2
Other	0.2	—
Write-downs, reserves and recoveries, net	$0.5	$2.9

Loss on sales or disposals of long-lived assets, net: During the three months ended March 31, 2017 and 2016, we recorded net losses related primarily to sales or disposals of furniture, fixtures and equipment in the normal course of business.

Interest expense, net, consists of the following:

	For the three months ended March 31,
	2017	2016

	(in millions)
Interest expense from financing obligation (1)	$81.2	$—
Interest expense from debt	13.1	59.9
Interest income	(0.2)	(0.1)
Interest expense, net	$94.1	$59.8

(1)
Total lease payments under the Master Lease were $93.0 million for the three months ended March 31, 2017, of which $81.2 million was recognized as interest expense and $11.8 million reduced the financing obligation.

For the three months ended March 31, 2017, interest expense increased as compared to the prior year period due principally to the interest expense incurred under the Master Lease financing obligation, which offset the decrease in interest expense incurred related to our debt borrowings.

For the three months ended March 31, 2017, excluding the amortization of debt issuance costs and original issuance discount/premium, interest expense was $92.1 million as compared to $55.8 million for the three months ended March 31, 2016.
Income taxes
Our effective tax rate for continuing operations for the three months ended March 31, 2017, was (1.8)%, or a benefit of $0.3 million, as compared to an effective tax rate of 10.9%, or an expense of $5.0 million, for the corresponding prior year period. The rates include the tax impact of certain discrete items, including changes in the tax status of certain of our legal entities. In general, our effective tax rate differs from the statutory rate of 35.0% due to the effects of permanent items; deferred tax expense on tax amortization of indefinite-lived intangible assets; state taxes; and changes in legal entity status, unrecognized tax benefits, and valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

We generally produce significant positive operating cash flow, though this is not always reflected in our reported net income (loss) due to large non-cash charges such as impairments to goodwill and other intangible assets and depreciation and amortization. However, our ongoing liquidity will depend on a number of factors, including available cash resources, operating cash flow, funding of construction of development projects, and our compliance with covenants contained under our debt agreements. As of March 31, 2017, we held $149.2 million of cash and cash equivalents. As of March 31, 2017, we had $173.4 million drawn on our $400.0 million Revolving Credit Facility (as defined below) and $9.2 million committed under various letters of credit.

	For the three months ended March 31,		Change
	2017	2016	2017 vs. 2016

	(in millions)
Net cash provided by operating activities	$20.2	$85.5	(76.4)%
Net cash used in investing activities	$(17.2)	$(22.3)	(22.9)%
Net cash used in financing activities	$(38.9)	$(105.9)	(63.3)%
Operating Cash Flow
Our net cash provided by operating activities for the three months ended March 31, 2017, as compared to the prior year period, decreased due primarily to interest payments made on the financing obligation of $81.2 million, lease payments made under the Meadows Lease of $6.4 million, and the timing of payments and receipts of working capital items, offset by a decrease in interest payments made on long-term debt.
Investing Cash Flow

The following is a summary of our capital expenditures by segment:

	For the three months ended March 31,
	2017	2016

	(in millions)
Midwest segment	$8.8	$9.2
South segment	4.5	7.1
West segment	1.1	2.6
Corporate and other, including development projects	2.5	3.0
Total capital expenditures	$16.9	$21.9

Our intention is to use existing cash resources, expected operating cash flow and funds available under our Senior Secured Credit Facilities to fund operations, maintain existing facilities, make necessary debt service payments, make necessary payments under the Master Lease and the Meadows Lease, fund any potential acquisition and development projects, and repurchase shares of our common stock. In the event that our future operating cash flow does not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible.

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

Fourteen of our sixteen gaming facilities are subject to the Master Lease with GLPI. The Master Lease has an initial term of 10 years with five subsequent, five-year renewal periods at our option. The rent, which is payable in monthly installments, is comprised of base rent, which includes a land and a building component, and percentage rent. The land base rent is fixed for the entire lease term. The building base rent is subject to an annual escalation of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Master Lease) of 1.8:1. The percentage rent, which is fixed for the first two years, will be adjusted every two years to establish a new fixed amount for the next two-year period. Each new fixed amount will be calculated by multiplying 4% by the difference between (i) the average net revenues for the trailing two-year period and (ii) $1.1 billion.
As of March 31, 2017, we paid annual rent of $377 million to GLPI, which was comprised of the land base rent, the building base rent and the percentage rent, which were $44 million, $289 million and $44 million, respectively. As a result of the annual escalation of the building base rent, beginning in May 2017, we pay annual rent of $382.8 million.
During the three months ended March 31, 2017, the Company made principal payments on the Master Lease financing obligation of $11.8 million.

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

Senior Secured Credit Facilities

As of March 31, 2017, we had $173.4 million drawn under the Revolving Credit Facility, $178.0 million of loans outstanding under the Term Loan A Facility, $73.0 million of loans outstanding under the Term Loan B Facility and $9.2 million committed under various letters of credit. During the three months ended March 31, 2017, we retired $94.6 million in aggregate principal amount of debt under the Term Loan A Facility and Term Loan B Facility and drew $66.2 million on the Revolving Credit Facility. The debt retired during the three months ended March 31, 2017 was accomplished principally with operating cash flow.
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

The Term Loan A Facility amortizes in equal quarterly amounts equal to a percentage of the original outstanding principal amount at closing as follows: (i) 5% per annum in the first two years, (ii) 7.5% per annum in the third year and (iii) 10% per annum in the fourth and fifth year. The remaining principal amount is payable on April 28, 2021. The Term Loan B Facility amortizes in equal quarterly amounts equal to 1% per annum of the original outstanding principal amount at closing. For any fiscal year, voluntary principal repayments on the Term Loan B Facility satisfy the quarterly amortization requirement. The remaining principal amount is payable on April 28, 2023. The Revolving Credit Facility is not subject to amortization and is due and payable on April 28, 2021.

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

As of March 31, 2017, we were in compliance with the financial covenant ratios under the Senior Secured Credit Facilities and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

5.625% Notes due 2024

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
There were no material changes during the three months ended March 31, 2017 to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

CRITICAL ACCOUNTING ESTIMATES
A description of our critical accounting estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. For a more extensive discussion of our accounting policies, see Note 1, “Organization and Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no newly identified critical accounting policies and estimates in the first quarter 2017, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding the expected results of operations and future operating performance and future growth; adequacy of resources to fund development and expansion projects; liquidity; financing options, including the state of the capital markets and our ability to access the capital markets; the state of the credit markets and economy; cash needs; cash reserves; operating and capital expenses; expense reductions, the sufficiency of insurance coverage; anticipated marketing costs at various projects; the future outlook of the Company and the gaming industry and pending regulatory and legal matters; the potential occurrence of impairments to goodwill, other intangible assets or long-lived assets; extreme weather conditions or climate change; potential work stoppages or other labor problems; cyber security risks; the ability of the Company to continue to meet its financial and other covenants governing the Senior Secured Credit

Facilities, the bond indenture governing its 5.625% Notes, the Master Lease and the Meadows Lease; the expected synergies and benefits of the acquisition of the Meadows; the Company’s anticipated future capital expenditures; the ability to implement strategies to improve revenues and operating margins at the Company’s properties; reduce costs and debt; the Company’s ability to successfully implement marketing programs to increase revenue at the Company’s properties; and the Company’s ability to improve operations and performance, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC, including this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and the risk factors described therein. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

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

•
We derived 28.5% and 28.7% of our revenues in 2016 from our casinos located in Louisiana and Missouri, respectively, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons;

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

•	Our ability to obtain additional financing on commercially reasonable terms may be limited;

•	We may experience an impairment of our goodwill, other intangible assets, or long-lived assets, which could adversely affect our financial condition and results of operations;

•	Insufficient or lower-than-expected results generated from our new developments and acquisitions may negatively affect our operating results and financial condition;

•	Rising operating costs at our operations could have a negative impact on our business;

•	Our slots and table games hold percentages may fluctuate;

•	Recessions have affected our business and financial condition, and economic conditions may continue to affect us in ways that we currently cannot accurately predict;

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

•
Our operations are largely dependent on the skill and experience of our management and key personnel. The loss of management and other key personnel could significantly harm our business, and we may not be able to effectively replace members of management who have left our company;

•
Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to the facilities on which we operate and deter customers from visiting our facilities;

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of March 31, 2017, we had $173.4 million drawn under our Revolving Credit Facility and had $9.2 million committed under various letters of credit. In addition, as of March 31, 2017, we had $178.0 million and $73.0 million of principal outstanding under the Term Loan A Facility and the Term Loan B Facility, respectively.
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
As of March 31, 2017, for every 50 basis points decrease in LIBOR, our annual interest expense would decrease by approximately $1.9 million, assuming constant debt levels. As of March 31, 2017, if LIBOR were to increase by 50 basis points, our annual interest expense would increase by approximately $2.1 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations as of March 31, 2017. As of March 31, 2017, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—	$173,400	$—	$173,400	$169,932
Interest Rate	2.68%	2.68%	2.68%	2.68%	2.68%	—	2.68%
Term Loan A Facility	$6,937	$11,562	$16,188	$18,500	$124,875	$—	$178,062	$178,062
Interest Rate	2.68%	2.68%	2.68%	2.68%	2.68%	—	2.68%
Term Loan B Facility	$—	$3,000	$3,000	$3,000	$3,000	$61,000	$73,000	$74,004
Interest Rate	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%
5.625% Notes	$—	$—	$—	$—	$—	$500,000	$500,000	$505,000
Interest Rate	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%
Other	$6	$9	$9	$10	$11	$30	$75	$75
Interest Rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2017. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
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

10.1*	Third Amendment to Master Lease, dated as of March 24, 2017, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC.

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):
(i)
unaudited Condensed Consolidated Statements of Operations,
(ii)
unaudited Condensed Consolidated Statements of Comprehensive Income,
(iii)
unaudited Condensed Consolidated Balance Sheets,
(iv)
unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit,
(v)
unaudited Condensed Consolidated Statements of Cash Flows; and
(vi)
Notes to unaudited Condensed Consolidated Financial Statements.

 ________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	May 11, 2017	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

10.1*	Third Amendment to Master Lease, dated as of March 24, 2017, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC.

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):
(i)
unaudited Condensed Consolidated Statements of Operations,
(ii)
unaudited Condensed Consolidated Statements of Comprehensive Income,
(iii)
unaudited Condensed Consolidated Balance Sheets,
(iv)
unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit,
(v)
unaudited Condensed Consolidated Statements of Cash Flows; and
(vi)
Notes to unaudited Condensed Consolidated Financial Statements.

 ________________

*	Filed herewith.
**	Furnished herewith.