Form 10-Q
period 2017-06-30
Pinnacle Entertainment, Inc.
filed 2017-08-10
CIK 1656239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of the close of business on August 7, 2017, the number of outstanding shares of the registrant’s common stock was 57,777,646.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenues:
Gaming	$581,974	$505,698	$1,156,143	$1,026,539
Food and beverage	33,974	29,746	67,229	61,741
Lodging	13,475	13,134	25,462	24,381
Retail, entertainment and other	24,219	17,654	44,782	33,596
Total revenues	653,642	566,232	1,293,616	1,146,257
Expenses and other costs:
Gaming	316,234	266,659	629,473	533,792
Food and beverage	32,277	28,182	63,691	58,092
Lodging	6,501	6,175	12,563	11,783
Retail, entertainment and other	11,638	6,887	19,930	11,400
General and administrative	114,659	127,006	227,274	231,868
Depreciation and amortization	56,157	53,973	112,175	108,069
Pre-opening, development and other costs	1,795	44,028	2,594	49,357
Impairment of goodwill	—	332,900	—	332,900
Impairment of other intangible assets	—	129,500	—	129,500
Write-downs, reserves and recoveries, net	7,928	4,750	8,452	7,640
Total expenses and other costs	547,189	1,000,060	1,076,152	1,474,401
Operating income (loss)	106,453	(433,828)	217,464	(328,144)
Interest expense, net	(96,630)	(85,047)	(190,738)	(144,840)
Loss on early extinguishment of debt	—	(5,207)	—	(5,207)
Loss from equity method investment	(90)	(90)	(90)	(90)
Income (loss) from continuing operations before income taxes	9,733	(524,172)	26,636	(478,281)
Income tax benefit (expense)	(1,307)	34,970	(1,002)	29,972
Income (loss) from continuing operations	8,426	(489,202)	25,634	(448,309)
Income from discontinued operations, net of income taxes	—	271	—	396
Net income (loss)	8,426	(488,931)	25,634	(447,913)
Less: Net loss attributable to non-controlling interest	951	7	960	15
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$9,377	$(488,924)	$26,594	$(447,898)
Net income (loss) per common share—basic
Income (loss) from continuing operations	$0.17	$(8.04)	$0.47	$(7.34)
Income from discontinued operations, net of income taxes	—	0.00	—	0.01
Net income (loss) per common share—basic	$0.17	$(8.04)	$0.47	$(7.33)
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$0.15	$(8.04)	$0.43	$(7.34)
Income from discontinued operations, net of income taxes	—	0.00	—	0.01
Net income (loss) per common share—diluted	$0.15	$(8.04)	$0.43	$(7.33)
Number of shares—basic	56,648	60,791	56,314	61,077
Number of shares—diluted	61,884	60,791	61,463	61,077

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$8,426	$(488,931)	$25,634	$(447,913)
Comprehensive income (loss)	8,426	(488,931)	25,634	(447,913)
Less: Comprehensive loss attributable to non-controlling interest	951	7	960	15
Comprehensive income (loss) attributable to Pinnacle Entertainment, Inc.	$9,377	$(488,924)	$26,594	$(447,898)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$159,117	$185,093
Accounts receivable, net of allowance for doubtful accounts of $5,949 and $5,282	34,808	42,997
Inventories	10,596	9,967
Prepaid expenses and other assets	32,672	17,760
Total current assets	237,193	255,817
Land, buildings, vessels and equipment, net	2,696,084	2,768,491
Goodwill	610,889	610,889
Other intangible assets, net	388,028	392,398
Other assets, net	50,027	49,472
Total assets	$3,982,221	$4,077,067
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$42,302	$69,069
Accrued interest	5,134	5,286
Accrued compensation	58,002	72,939
Accrued taxes	52,893	58,207
Current portion of long-term debt	10,758	12,258
Current portion of long-term financing obligation	44,988	49,770
Other accrued liabilities	85,655	91,062
Total current liabilities	299,732	358,591
Long-term debt less current portion	875,856	924,442
Long-term financing obligation less current portion	3,094,275	3,113,529
Deferred income taxes	13,398	13,242
Other long-term liabilities	38,708	40,143
Total liabilities	4,321,969	4,449,947
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock—$0.01 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.01 par value, 150,000,000 authorized, 57,777,646 and 55,812,425 shares issued and outstanding, net of treasury shares	640	620
Additional paid-in capital	927,452	919,974
Accumulated deficit	(1,207,225)	(1,233,819)
Accumulated other comprehensive income	326	326
Treasury stock, at cost, 6,220,969 and 6,209,541 of treasury shares	(70,166)	(70,166)
Total Pinnacle stockholders’ deficit	(348,973)	(383,065)
Non-controlling interest	9,225	10,185
Total stockholders’ deficit	(339,748)	(372,880)
Total liabilities and stockholders’ deficit	$3,982,221	$4,077,067

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Pinnacle Stockholders’ Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of January 1, 2017	55,812	$620	$919,974	$(1,233,819)	$326	$(70,166)	$(383,065)	$10,185	$(372,880)
Net income (loss)	—	—	—	26,594	—	—	26,594	(960)	25,634
Share-based compensation	—	—	6,711	—	—	—	6,711	—	6,711
Common stock issuance and option exercises	1,977	20	2,463	—	—	—	2,483	—	2,483
Forfeiture of restricted stock awards	(11)	—	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(1,696)	—	—	—	(1,696)	—	(1,696)
Balance as of June 30, 2017	57,778	$640	$927,452	$(1,207,225)	$326	$(70,166)	$(348,973)	$9,225	$(339,748)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$25,634	$(447,913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	112,175	108,069
Loss on sales or disposals of long-lived assets, net	4,750	6,925
Loss from equity method investment	90	90
Loss on early extinguishment of debt	—	5,207
Impairment of goodwill	—	332,900
Impairment of other intangible assets	—	129,500
Impairment of held-to-maturity securities	3,844	—
Impairment of long-lived assets	—	215
Amortization of debt issuance costs and debt discounts/premiums	5,189	4,952
Share-based compensation expense	6,711	30,039
Change in income taxes	(1,793)	(35,304)
Changes in operating assets and liabilities:
Receivables, net	8,189	4,181
Prepaid expenses and other	(19,825)	(15,176)
Accounts payable, accrued expenses and other	(53,939)	(36,634)
Net cash provided by operating activities	91,025	87,051
Cash flows from investing activities:
Capital expenditures	(38,684)	(47,555)
Net proceeds from disposition of asset held for sale	—	325
Proceeds from sales of furniture, fixtures and equipment	74	51
Loans receivable	(1,250)	(750)
Restricted cash	865	—
Net cash used in investing activities	(38,995)	(47,929)
Cash flows from financing activities:
Proceeds from Senior Secured Credit Facilities	324,700	600,800
Repayments under Senior Secured Credit Facilities	(379,195)	(136,800)
Proceeds from Former Senior Secured Credit Facilities	—	134,500
Repayments under Former Senior Secured Credit Facilities	—	(1,011,285)
Proceeds from issuance of long-term debt	—	375,000
Repayments under financing obligation	(24,036)	(7,791)
Proceeds from common stock options exercised	2,483	373
Purchase of treasury stock	—	(23,729)
Debt issuance costs and debt discount	—	(13,812)
Other	(1,958)	(1,038)
Net cash used in financing activities	(78,006)	(83,782)
Change in cash and cash equivalents	(25,976)	(44,660)
Cash and cash equivalents at the beginning of the period	185,093	164,034
Cash and cash equivalents at the end of the period	$159,117	$119,374

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$185,904	$149,716
Cash payments related to income taxes, net	$2,677	$4,339
Increase in construction-related deposits and liabilities	$1,578	$2,926
Non-cash issuance of common stock	$—	$686
Non-cash retirement of debt in connection with Spin-Off and Merger	$—	$(2,761,287)
Non-cash settlement of accrued interest in connection with Spin-Off and Merger	$—	$(34,133)
Non-cash recognition of financing obligation	$—	$3,194,287

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

Use of Estimates: The preparation of unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and our guest loyalty programs, the initial measurement of the financing obligation associated with the Master Lease, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and other intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected term of share-based awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.

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

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

	(in millions)
As of June 30, 2017
Assets:
Held-to-maturity securities	$10.4	$10.4	$—	$7.5	$2.9
Promissory notes	$16.9	$17.2	$—	$17.2	$—
Liabilities:
Long-term debt	$886.6	$914.5	$—	$914.5	$—
Other long-term liabilities	$5.3	$5.3	$—	$5.3	$—
As of December 31, 2016
Assets:
Held-to-maturity securities	$14.3	$16.4	$—	$13.4	$3.0
Promissory notes	$15.6	$19.8	$—	$19.8	$—
Liabilities:
Long-term debt	$936.7	$953.2	$—	$953.2	$—
Other long-term liabilities	$5.5	$5.6	$—	$5.6	$—

The estimated fair values for certain of our long-term held-to-maturity securities and our long-term promissory notes were based primarily on Level 2 inputs using observable market data. The estimated fair values of certain of our other long-term liabilities were based on Level 2 inputs using a present value of future cash flow valuation technique, which is based on contractually obligated payments and terms.

The estimated fair values for certain of our long-term held-to-maturity securities were based on Level 3 inputs using a present value of future cash flow valuation technique that relies on management assumptions and qualitative observations. Key significant unobservable inputs in this technique include discount rate risk premiums and probability-weighted cash flow scenarios.

The estimated fair values of our long-term debt, which include our 5.625% Notes and Senior Secured Credit Facilities (as such terms are defined in Note 3, “Long-Term Debt”), were based on Level 2 inputs of observable market data on comparable debt instruments on or about June 30, 2017 and December 31, 2016, as applicable.

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

The following table presents a summary of our land, buildings, vessels and equipment, including those subject to the Master Lease:

	June 30, 2017	December 31, 2016

	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$429.0	$426.7
Buildings, vessels and improvements	2,694.2	2,689.0
Furniture, fixtures and equipment	795.0	805.9
Construction in progress	32.0	32.7
Land, buildings, vessels and equipment, gross	3,950.2	3,954.3
Less: accumulated depreciation	(1,254.1)	(1,185.8)
Land, buildings, vessels and equipment, net	$2,696.1	$2,768.5

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

The Spin-Off and Merger transactions, which closed on April 28, 2016, represented a significant financial restructuring event that increased our cash flow obligations in connection with the Master Lease, which we concluded represented an indicator that impairment may exist on our goodwill and other intangible assets. Consequently, during the second quarter 2016, we performed a preliminary impairment assessment on goodwill and completed impairment assessments on gaming licenses and trade names. As a result of these impairment assessments, during the three and six months ended June 30, 2016, we recognized non-cash impairments to goodwill, gaming licenses and trade names totaling $332.9 million, $68.5 million and $61.0 million, respectively. During the third quarter 2016, we completed our impairment assessment on goodwill, which resulted in the reversal of $11.6 million of non-cash impairment to goodwill.

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
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the combination of goods and services guests will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or guest redemption patterns could produce different results. As of June 30, 2017 and December 31, 2016, we had accrued $22.4 million and $25.1 million, respectively, for the estimated cost of providing these benefits, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

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

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

	(in millions)
Food and beverage	$36.0	$33.7	$71.1	$67.5
Lodging	16.2	16.3	31.3	32.1
Other	4.3	3.9	8.3	7.6
Total promotional allowances	$56.5	$53.9	$110.7	$107.2

The costs to provide such complimentary benefits were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

	(in millions)
Promotional allowance costs included in gaming expense	$41.4	$38.3	$82.2	$76.5

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in our unaudited Condensed Consolidated Statements of Operations. These taxes were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

	(in millions)
Gaming taxes	$177.6	$142.7	$353.8	$288.5

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

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

	(in millions)
Restructuring costs (1)	$0.5	$43.2	$0.8	$46.8
Meadows acquisition costs (2)	0.1	0.4	0.2	2.1
Other	1.2	0.4	1.6	0.5
Total pre-opening, development and other costs	$1.8	$44.0	$2.6	$49.4

(1)	Amounts comprised of costs associated with the Spin-Off and Merger. See Note 2, “Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease.”

(2)	Amounts comprised principally of legal, advisory and other costs associated with the acquisition and integration of the Meadows. See Note 7, “Investment and Acquisition Activities.”

Earnings Per Share: The computation of basic and diluted earnings per share (“EPS”) is based on net income (loss) attributable to Pinnacle Entertainment, Inc. divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted EPS reflects the addition of potentially dilutive securities, which includes in-the-money share-based awards. We calculate the effect of dilutive securities using the treasury stock method. A total of 0.0 million, 0.2 million, 1.0 million and 1.4 million out-of-the-money share-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2017, and 2016, respectively, because including them would have been anti-dilutive.

For the three and six months ended June 30, 2016, we recorded a net loss from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic EPS is equal to diluted EPS for such periods. Share-based awards that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS were 2.9 million and 2.7 million for the three and six months ended June 30, 2016, respectively.

Treasury Stock: In May 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million of our common stock, which we completed in July 2016. In August 2016, our Board of Directors authorized an additional share repurchase program of up to $50.0 million of our common stock. The cost of the shares acquired is treated as a reduction to stockholders’ equity. The Company did not repurchase any of its common stock during the three months ended June 30, 2017. As of August 7, 2017, under the current share repurchase program, we have repurchased 1.7 million shares of our common stock for $20.1 million.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which provides clarity and intends to reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation. More specifically, ASU No. 2017-09 provides guidance on which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The effective date for this update is for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update are to be applied on a prospective basis. We are currently evaluating the impact of adopting this accounting standard on our unaudited Condensed Consolidated Financial Statements.

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

Fourteen of our sixteen gaming facilities are subject to the Master Lease with GLPI. The Master Lease has an initial term of 10 years with five subsequent, five-year renewal periods at our option. The rent, which is payable in monthly installments, is comprised of base rent, which includes a land and a building component, and percentage rent. The land base rent is fixed for the entire lease term. The building base rent is subject to an annual escalation of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Master Lease) of 1.8:1. The building base rent was adjusted by the annual escalation beginning in May 2017. The percentage rent, which is fixed for the first two years, will be adjusted every two years to establish a new fixed amount for the next two-year period. Each new fixed amount will be calculated by multiplying 4% by the difference between (i) the average net revenues for the trailing two-year period and (ii) $1.1 billion.

As of June 30, 2017, annual rent under the Master Lease was $382.8 million, which was comprised of the land base rent, the building base rent and the percentage rent, which were $44.1 million, $294.6 million and $44.1 million, respectively.

Total lease payments under the Master Lease were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

	(in millions)
Reduction of financing obligation	$12.2	$7.8	$24.0	$7.8
Interest expense attributable to financing obligation	82.7	58.3	163.9	58.3
Total lease payments under the Master Lease	$94.9	$66.1	$187.9	$66.1

Meadows Lease: The Meadows Lease, which is accounted for as an operating lease, provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. As of June 30, 2017, annual rent under the Meadows Lease was $25.4 million, payable in monthly installments, and comprised of a base rent of $14.0 million, which is subject to certain adjustments, and a percentage rent of $11.4 million. The base rent is fixed for the first year and, beginning in the second year of the lease, subject to an annual escalation of up to 5% for the initial 10-year term or until the lease year in which base rent plus percentage rent is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 1.8:1 during the second year of the lease, 1.9:1 during the third year of the lease and 2.0:1 during the fourth year of the lease and thereafter. The percentage rent is fixed for the first two years and will be adjusted every two years to establish a new fixed amount for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period.

Note 3—Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2017
	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2021	$202.6	$—	$202.6
Term Loan A Facility due 2021	175.7	(2.8)	172.9
Term Loan B Facility due 2023	20.0	(1.4)	18.6
5.625% Notes due 2024	500.0	(7.6)	492.4
Other	0.1	—	0.1
Total debt including current maturities	898.4	(11.8)	886.6
Less: current maturities	(10.8)	—	(10.8)
Total long-term debt	$887.6	$(11.8)	$875.8

	December 31, 2016
	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2021	$107.2	$—	$107.2
Term Loan A Facility due 2021	180.4	(3.2)	177.2
Term Loan B Facility due 2023	165.2	(4.9)	160.3
5.625% Notes due 2024	500.0	(8.1)	491.9
Other	0.1	—	0.1
Total debt including current maturities	952.9	(16.2)	936.7
Less: current maturities	(12.3)	—	(12.3)
Total long-term debt	$940.6	$(16.2)	$924.4

Senior Secured Credit Facilities: On April 28, 2016, in connection with the Spin-Off and Merger, we entered into a credit agreement with certain lenders (the “Credit Agreement”). The Credit Agreement is comprised of (i) a $185.0 million term loan A facility with a maturity of five years (the “Term Loan A Facility”), (ii) a $300.0 million term loan B facility with a maturity of seven years (the “Term Loan B Facility”) and (iii) a $400.0 million revolving credit facility with a maturity of five years (the “Revolving Credit Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “Senior Secured Credit Facilities”). As of June 30, 2017, we had $202.6 million drawn under the Revolving Credit Facility and $9.2 million committed under various letters of credit. Subsequent to June 30, 2017, the Company fully repaid the outstanding principal amount of the Term Loan B Facility.

Loans under the Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter. Loans under the Term Loan B Facility bore interest at a rate per annum equal to, at our option, LIBOR plus 3.00% or the base rate plus 2.00% and in no event was LIBOR to be less than 0.75%. In addition, we pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate that ranges from 0.30% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.

The Term Loan A Facility amortizes in equal quarterly amounts equal to a percentage of the original outstanding principal amount at closing as follows: (i) 5% per annum in the first two years, (ii) 7.5% per annum in the third year and (iii) 10% per annum in the fourth and fifth year. The remaining principal amount is payable on April 28, 2021. The Term Loan B Facility amortized in equal quarterly amounts equal to 1% per annum of the original outstanding principal amount at closing. The Revolving Credit Facility is not subject to amortization and is due and payable on April 28, 2021.

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
Interest expense, net, was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

	(in millions)
Interest expense from financing obligation (1)	$82.7	$58.3	$163.9	$58.3
Interest expense from debt (2)	14.0	24.4	27.0	84.3
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Capitalized interest	—	(0.1)	—	(0.1)
Other (3)	—	2.5	—	2.5
Interest expense, net	$96.6	$85.0	$190.7	$144.8

(1)	See Note 2, “Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease,” for information on total lease payments under the Master Lease.

(2)
Interest expense associated with the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes, and the 8.75% Notes, which were no longer obligations of the Company as of April 28, 2016, included in the three and six months ended June 30, 2016, was $16.8 million and $76.5 million, respectively.

(3)	Represents a nonrecurring expense associated with the GLPI transaction.

Note 4—Income Taxes

Our effective tax rate for continuing operations for the three and six months ended June 30, 2017, was 13.4%, or an expense of $1.3 million, and 3.8%, or an expense of $1.0 million, respectively, as compared to an effective tax rate of 6.7%, or a benefit of $35.0 million, and 6.3%, or a benefit of $30.0 million, respectively, for the corresponding prior year periods. The rates include the tax impact of certain discrete items, including changes in the tax status of certain of our legal entities. In general, our effective tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, changes in unrecognized tax benefits, changes in valuation allowance and state taxes.

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

Note 5—Employee Benefit Plans
Share-based Compensation: As of June 30, 2017, we had 9.2 million share-based awards outstanding, including stock options, restricted stock units, performance stock units, and restricted stock, which are detailed below. Our 2016 Equity and Performance Incentive Plan had 4.9 million share-based awards available for grant as of June 30, 2017.
As a result of the Spin-Off and Merger on April 28, 2016, each outstanding vested and non-vested share-based award granted by Former Pinnacle on or prior to July 16, 2015 (“Pre-July 2015 Former Pinnacle Awards”) were converted into a combination of (1) corresponding share-based awards of the Company, which continue to vest on the same schedule as Pre-July 2015 Former Pinnacle Awards based on service with the Company and (2) adjusted Pre-July 2015 Former Pinnacle Awards, which immediately became fully-vested and settled in shares of GLPI common stock as a result of the Merger. Share-based compensation expense for the three and six months ended June 30, 2016 includes $22.6 million of incremental expense attributable to the accelerated vesting of adjusted Pre-July 2015 Former Pinnacle Awards, which were settled in shares of GLPI common stock.
We recorded share-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

	(in millions)
Share-based compensation expense	$4.3	$25.7	$6.7	$30.1

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding as of January 1, 2017	6,387,115	$6.16
Exercised	(702,828)	$4.19
Canceled or forfeited	(68,127)	$8.92
Options outstanding as of June 30, 2017	5,616,160	$6.37
Options exercisable as of June 30, 2017	3,991,404	$4.86
Expected to vest as of June 30, 2017	1,332,920	$10.13

The unamortized compensation costs not yet expensed related to stock options totaled $4.9 million as of June 30, 2017. The weighted average period over which the costs are expected to be recognized is 1.4 years. The aggregate amount of cash we received from the exercise of stock options was $2.5 million and $0.4 million for the six months ended June 30, 2017, and 2016, respectively. The associated shares were newly issued common stock. The following information is provided for our stock options:

	For the six months ended June 30,
	2017	2016

	(in millions)
Weighted-average grant date fair value	$—	$4.05

Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2017	2,183,056	$9.65
Granted	563,563	$19.00
Vested	(405,529)	$10.18
Canceled or forfeited	(80,482)	$11.25
Non-vested as of June 30, 2017	2,260,608	$11.83

The unamortized compensation costs not yet expensed related to non-vested restricted stock units totaled $21.6 million as of June 30, 2017. The weighted average period over which the costs are expected to be recognized is 1.4 years.

Restricted Stock: The Company grants restricted stock awards, which are subject to either market or performance conditions. The grant-date fair value of the awards subject to market conditions was determined using the Monte Carlo simulation. The grant-date fair value of the awards subject to performance conditions was determined as the closing price of the Company’s common stock on the grant date. To the extent that restricted stock awards are forfeited, the forfeited shares will be included in treasury stock. The following table summarizes information related to our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2017	340,620	$14.24
Granted	713,470	$20.92
Canceled or forfeited	(11,428)	$18.70
Non-vested as of June 30, 2017	1,042,662	$18.77

The unamortized compensation costs not yet expensed related to restricted stock totaled $12.1 million as of June 30, 2017. The weighted average period over which the costs are expected to be recognized is 2.0 years.

Performance Stock Units: The following table summarizes information related to our performance stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2017	108,855	$7.84
Vested	(108,855)	$7.84
Non-vested as of June 30, 2017	—	$—

Note 6—Write-downs, Reserves and Recoveries, Net

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

	(in millions)
Loss on sales or disposals of long-lived assets, net	$4.4	$4.2	$4.8	$6.9
Impairment of held-to-maturity securities	3.8	—	3.8	—
Impairment of long-lived assets	—	—	—	0.2
Other	(0.3)	0.6	(0.1)	0.5
Write-downs, reserves and recoveries, net	$7.9	$4.8	$8.5	$7.6

Loss on sales or disposals of long-lived assets, net: During the three and six months ended June 30, 2017 and 2016, we recorded net losses related primarily to sales or disposals of building improvements and furniture, fixtures and equipment in the normal course of business.

Impairment of held-to-maturity securities: During the three and six months ended June 30, 2017, as a result of the lack of legislative progress and on-going negative operating results at Retama Park Racetrack, we recorded an other-than-temporary impairment on our local government corporation bonds issued by Retama Development Corporation (“RDC”), a local government corporation of the City of Selma, Texas. For further information, see Note 7, “Investment and Acquisition Activities.”

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

We are required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill, of which $8.2 million is deductible for income tax purposes. The goodwill recognized is primarily the result of expected cash flows of the Meadows business, including anticipated synergies. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgment. During the second quarter 2017, management finalized the purchase price allocation, which did not result in any adjustments to the recorded goodwill balance.

The following table reflects the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill (in thousands). The goodwill has been assigned to our Midwest segment.

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

Retama Park Racetrack: We hold 75.5% of the equity of Pinnacle Retama Partners, LLC (“PRP”) and consolidate the accounts of PRP in our unaudited Condensed Consolidated Financial Statements. As of June 30, 2017, PRP held $16.9 million in promissory notes issued by RDC and $7.5 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and local government corporation bonds, which are included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets, have long-term contractual maturities and are collateralized by the assets of the Retama Park Racetrack. As noted in Note 6, “Write-downs, reserves and recoveries, net,” during the three and six months ended June 30, 2017, we recorded an other-than-temporary impairment on the local government corporation bonds in the amount of $3.8 million.

The contractual terms of the promissory notes include interest payments due at maturity; however, we have not recorded accrued interest because uncertainty exists as to RDC’s ability to make the interest payments. We have the positive intent and ability to hold the local government corporation bonds to maturity and until the amortized cost basis is recovered.

Note 8—Commitments and Contingencies

Self-Insurance: We self-insure various levels of general liability, workers’ compensation, and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. As of June 30, 2017 and December 31, 2016, we had total self-insurance accruals of $26.0 million and $26.1 million, respectively, which are included in “Total current liabilities” in our unaudited Condensed Consolidated Balance Sheets.

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
We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR (as such terms are defined below) for each segment to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDAR for each segment and reconciles Consolidated Adjusted EBITDAR to Income (loss) from continuing operations for the three and six months ended June 30, 2017 and 2016.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

	(in millions)
Revenues:
Midwest segment (a)	$389.7	$318.8	$780.0	$647.3
South segment (a)	201.8	188.2	394.3	381.9
West segment (a)	60.8	57.8	116.7	114.4
	652.3	564.8	1,291.0	1,143.6
Corporate and other (c)	1.3	1.4	2.6	2.6
Total revenues	$653.6	$566.2	$1,293.6	$1,146.2
Adjusted EBITDAR (b):
Midwest segment (a)	$109.1	$98.7	$222.1	$206.1
South segment (a)	67.8	57.8	129.5	122.5
West segment (a)	23.6	21.6	44.1	42.6
	200.5	178.1	395.7	371.2
Corporate expenses and other (c)	(19.8)	(21.1)	(40.1)	(41.8)
Consolidated Adjusted EBITDAR (b)	180.7	157.0	355.6	329.4
Other benefits (costs):
Rent expense under the Meadows Lease	(4.1)	—	(8.2)	—
Depreciation and amortization	(56.2)	(54.0)	(112.2)	(108.1)
Pre-opening, development and other costs	(1.8)	(44.0)	(2.6)	(49.4)
Non-cash share-based compensation expense	(4.3)	(25.7)	(6.7)	(30.1)
Impairment of goodwill	—	(332.9)	—	(332.9)
Impairment of other intangible assets	—	(129.5)	—	(129.5)
Write-downs, reserves and recoveries, net	(7.9)	(4.8)	(8.5)	(7.6)
Interest expense, net	(96.6)	(85.0)	(190.7)	(144.8)
Loss on early extinguishment of debt	—	(5.2)	—	(5.2)
Loss from equity method investment	(0.1)	(0.1)	(0.1)	(0.1)
Income tax benefit (expense)	(1.3)	35.0	(1.0)	30.0
Income (loss) from continuing operations	$8.4	$(489.2)	$25.6	$(448.3)

	For the six months ended June 30,
	2017	2016

	(in millions)
Capital expenditures:
Midwest segment (a)	$21.6	$24.1
South segment (a)	10.2	15.5
West segment (a)	2.1	5.0
Corporate and other, including development projects	4.8	3.0
	$38.7	$47.6

(a)	See Note 1, “Organization and Summary of Significant Accounting Policies,” for listing of properties included in each segment.

(b)
We define Consolidated Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDAR for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations and discontinued operations. We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR for each reportable segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDAR and Adjusted EBITDAR have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDAR and Adjusted EBITDAR are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, Consolidated Adjusted EBITDAR approximates the measures used in the debt covenants within the Company’s debt agreements. Consolidated Adjusted EBITDAR and Adjusted EBITDAR do not include depreciation or interest expense and, therefore, do not reflect current or future capital expenditures or the cost of capital. Consolidated Adjusted EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDAR and Adjusted EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(c)
Corporate and other includes revenues from a live and televised poker tournament series that operates under the trade name Heartland Poker Tour (“HPT”) and management of Retama Park Racetrack. Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Corporate expenses that are directly attributable to a property are allocated to each applicable property. Other includes expenses relating to the operation of HPT and management of Retama Park Racetrack.

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

The Meadows Lease provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. As of June 30, 2017, annual rent under the Meadows Lease was $25.4 million, payable in monthly installments, and comprised of a base rent of $14.0 million, which is subject to certain adjustments, and an initial percentage rent of $11.4 million. The base rent is fixed for the first year and, beginning in the second year of the lease, subject to an annual escalation of up to 5% for the initial 10-year term or until the lease year in which base rent plus percentage rent is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 1.8:1 during the second year of the lease, 1.9:1 during the third year of the lease and 2.0:1 during the fourth year of the lease and thereafter. The percentage rent is fixed for the first two years and will be adjusted every two years to establish a new fixed amount for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and six months ended June 30, 2017 and 2016. As discussed in Note 9, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDAR (as defined below). Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 9, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDAR for each segment and reconciles Consolidated Adjusted EBITDAR and Consolidated Adjusted EBITDA, net of Lease Payments (as such terms are defined below) to Income (loss) from continuing operations and Consolidated Adjusted EBITDAR margin to Income (loss) from continuing operations margin in accordance with U.S. GAAP.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

	(in millions)
Revenues:
Midwest segment (a)	$389.7	$318.8	$780.0	$647.3
South segment (a)	201.8	188.2	394.3	381.9
West segment (a)	60.8	57.8	116.7	114.4
	652.3	564.8	1,291.0	1,143.6
Corporate and other (c)	1.3	1.4	2.6	2.6
Total revenues	$653.6	$566.2	$1,293.6	$1,146.2
Adjusted EBITDAR (b):
Midwest segment (a)	$109.1	$98.7	$222.1	$206.1
South segment (a)	67.8	57.8	129.5	122.5
West segment (a)	23.6	21.6	44.1	42.6
	200.5	178.1	395.7	371.2
Corporate expenses and other (c)	(19.8)	(21.1)	(40.1)	(41.8)
Consolidated Adjusted EBITDAR (b)	180.7	157.0	355.6	329.4
Lease Payments (d)	(101.3)	(66.1)	(200.6)	(66.1)
Consolidated Adjusted EBITDA, net of Lease Payments (d)	79.4	90.9	155.0	263.3
Other benefits (costs) and adjustments:
Lease Payments (d)	101.3	66.1	200.6	66.1
Rent expense under the Meadows Lease	(4.1)	—	(8.2)	—
Depreciation and amortization	(56.2)	(54.0)	(112.2)	(108.1)
Pre-opening, development and other costs	(1.8)	(44.0)	(2.6)	(49.4)
Non-cash share-based compensation expense	(4.3)	(25.7)	(6.7)	(30.1)
Impairment of goodwill	—	(332.9)	—	(332.9)
Impairment of other intangible assets	—	(129.5)	—	(129.5)
Write-downs, reserves and recoveries, net	(7.9)	(4.8)	(8.5)	(7.6)
Interest expense, net	(96.6)	(85.0)	(190.7)	(144.8)
Loss on early extinguishment of debt	—	(5.2)	—	(5.2)
Loss from equity method investment	(0.1)	(0.1)	(0.1)	(0.1)
Income tax benefit (expense)	(1.3)	35.0	(1.0)	30.0
Income (loss) from continuing operations	$8.4	$(489.2)	$25.6	$(448.3)
Consolidated Adjusted EBITDAR margin	27.6%	27.7%	27.5%	28.7%
Income (loss) from continuing operations margin	1.3%	(86.4)%	2.0%	(39.1)%

(a)	See “Executive Summary” section for listing of properties included in each segment.

(b)
We define Consolidated Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDAR for each reportable segment as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations and discontinued operations. We define Consolidated Adjusted EBITDAR margin as Consolidated Adjusted EBITDAR divided by revenues on a consolidated basis. We define Adjusted EBITDAR margin as Adjusted EBITDAR for the segment divided by segment revenues. We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR for each reportable segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDAR and Adjusted EBITDAR have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDAR, Consolidated Adjusted EBITDAR margin and Adjusted EBITDAR are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, Consolidated Adjusted EBITDAR approximates the measures used in the debt covenants within the Company’s debt agreements. Consolidated Adjusted EBITDAR and Adjusted EBITDAR do not include depreciation or interest expense and, therefore, do not reflect current or future capital expenditures or the cost of capital. Consolidated Adjusted EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDAR and Adjusted EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(c)
Corporate and other includes revenues from a live and televised poker tournament series that operates under the trade name Heartland Poker Tour (“HPT”) and management of Retama Park Racetrack. Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Corporate expenses that are directly attributable to a property are allocated to each applicable property. Other includes expenses relating to the operation of HPT and management of Retama Park Racetrack.

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

Consolidated Overview

Total revenues for the three and six months ended June 30, 2017 were $653.6 million and $1.3 billion, respectively, representing year over year increases of $87.4 million, or 15.4%, and $147.4 million, or 12.9%, respectively. For the three and six months ended June 30, 2017, income from continuing operations was $8.4 million and $25.6 million, respectively, and the related margin was 1.3% and 2.0%, respectively. Consolidated Adjusted EBITDAR was $180.7 million, an increase of $23.7 million, or 15.1%, year over year, for the three months ended June 30, 2017 and was $355.6 million, an increase of $26.2 million or 8.0% year over year, for the six months ended June 30, 2017.

The three and six months ended June 30, 2017 include $72.3 million and $141.5 million of total revenues, respectively, and $13.3 million and $24.8 million of Adjusted EBITDAR, respectively, from the Meadows, which was acquired on September 9, 2016. Consolidated Adjusted EBITDAR margin for the three and six months ended June 30, 2017 was 27.6% and 27.5%, respectively, representing decreases of 10 basis points and 120 basis points year over year, respectively, which were driven by the Meadows.

For the three and six months ended June 30, 2017, total revenues and Consolidated Adjusted EBITDAR were also positively impacted by strong performances at L’Auberge Baton Rouge, L’Auberge Lake Charles, Belterra Park, Belterra Resort, River City and Ameristar Black Hawk, and were negatively impacted by lost business volume at Ameristar Kansas

City due to road construction surrounding the facility and lower gaming and hospitality volume at Ameristar Vicksburg due, in part, to a city-wide water outage in May 2017. In addition, total revenues and Consolidated Adjusted EBITDAR for the six months ended June 30, 2017 were adversely impacted by a $3.2 million out-of-period adjustment at Ameristar Kansas City.

Total revenues for the three and six months ended June 30, 2016 were $566.2 million and $1.1 billion, respectively. For the three and six months ended June 30, 2016, loss from continuing operations was $489.2 million and $448.3 million, respectively, which was negatively impacted by non-cash impairments to goodwill, gaming licenses and trade names totaling $332.9 million, $68.5 million and $61.0 million, respectively. For the three and six months ended June 30, 2016, Consolidated Adjusted EBITDAR was negatively impacted by lost business volume at L’Auberge Lake Charles due to persistent rain and regional flooding and adjustments to legal reserves.

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
We accrue a liability for the estimated cost of providing these benefits as they are earned. Estimates and assumptions are made regarding the cost of providing such benefits, breakage rates, and the mixture of goods and services guests will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or guest redemption habits could produce different results. As of June 30, 2017 and December 31, 2016, we had accrued $22.4 million and $25.1 million, respectively, for the estimated cost of providing these benefits.

Segment comparison of the three and six months ended June 30, 2017 and 2016

Midwest Segment

	For the three months ended June 30,		Change	For the six months ended June 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016

	(in millions)			(in millions)
Gaming revenues	$349.5	$288.3	21.2%	$702.5	$586.4	19.8%
Total revenues	389.7	318.8	22.2%	780.0	647.3	20.5%
Operating income (loss)	70.2	(173.9)	NM	146.7	(95.8)	NM
Adjusted EBITDAR	109.1	98.7	10.5%	222.1	206.1	7.8%
Adjusted EBITDAR margin	28.0%	31.0%	(300) bps	28.5%	31.8%	(330) bps
NM - Not Meaningful

In the Midwest segment, total revenues increased by $70.9 million, or 22.2%, and $132.7 million, or 20.5%, year over year, for the three and six months ended June 30, 2017. Operating income for the three and six months ended June 30, 2017 was $70.2 million and $146.7 million, respectively, as compared to operating losses of $173.9 million and $95.8 million, respectively, in the prior year periods. Adjusted EBITDAR increased by $10.4 million, or 10.5%, and $16.0 million, or 7.8%, year over year, for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2017, the acquisition of the Meadows on September 9, 2016 contributed $72.3 million and $141.5 million, respectively, of total revenues and $13.3 million and $24.8 million of Adjusted EBITDAR, respectively. Adjusted EBITDAR margin decreased year over year by 300 basis points and 330 basis points, for the three and six months ended June 30, 2017, respectively, which was principally driven by the Meadows.

For the three and six months ended June 30, 2017, the Midwest segment total revenues and Adjusted EBITDAR also benefited from strong performances at Belterra Park, where gaming and hospitality volumes have continued to ramp up and marketing efficiencies have materialized; Belterra Resort, where modest growth in gaming revenues and an emphasis on cash hospitality revenue streams, resulted in Adjusted EBITDAR growth; and River City, where Asian table games volume increased and hospitality revenue increased, in part, from the ramp up of new food and beverage outlets. In June 2017, a gaming floor expansion was completed at Ameristar Council Bluffs, which increased casino square footage and the number of slot machines. The Midwest segment operating results for the three and six months ended June 30, 2017 were negatively impacted by lost business volume at Ameristar Kansas City due to road construction surrounding the facility. Additionally, the Midwest segment total revenues and Adjusted EBITDAR for the six months ended June 30, 2017, were adversely impacted by a $3.2 million out-of-period adjustment at Ameristar Kansas City.

For the three and six months ended June 30, 2016, the Midwest segment operating results benefited from strong performance at Belterra Park, where gaming volume continued to ramp up and additional cost efficiencies were realized. Additionally, River City, Ameristar Council Bluffs and Belterra contributed to the strong performance in Adjusted EBITDAR, largely through operational efficiencies. The Midwest segment operating results for the three and six months ended June 30, 2016 were negatively impacted by lost business volume at Ameristar St. Charles due primarily to major Interstate 70 interchange construction that impeded access to the property. In addition, we recorded $239.9 million of non-cash impairment to goodwill and other intangible assets as a result of the Spin-Off and Merger, which resulted in operating losses for the three and six months ended June 30, 2016.

South Segment

	For the three months ended June 30,		Change	For the six months ended June 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016

	(in millions)			(in millions)
Gaming revenues	$181.7	$168.8	7.6%	$356.0	$343.9	3.5%
Total revenues	201.8	188.2	7.2%	394.3	381.9	3.2%
Operating income (loss)	48.8	(141.4)	NM	92.5	(98.5)	NM
Adjusted EBITDAR	67.8	57.8	17.3%	129.5	122.5	5.7%
Adjusted EBITDAR margin	33.6%	30.7%	290 bps	32.8%	32.1%	70 bps
NM - Not Meaningful

In the South segment, total revenues increased by $13.6 million, or 7.2%, and $12.4 million, or 3.2%, year over year, for the three and six months ended June 30, 2017. Operating income for the three and six months ended June 30, 2017 was $48.8 million and $92.5 million, respectively, as compared to operating losses of $141.4 million and $98.5 million, respectively, in the prior year periods. Adjusted EBITDAR increased by $10.0 million, or 17.3%, and $7.0 million, or 5.7%, year over year, for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2017, Adjusted EBITDAR margin increased year over year by 290 basis points and 70 basis points, respectively.

For the three and six months ended June 30, 2017, the South segment total revenues and Adjusted EBITDAR benefited from strong performances at L’Auberge Baton Rouge, which continued to experience gaming and hospitality revenue growth as well as achieved operational efficiencies principally relating to marketing efforts, and L’Auberge Lake Charles, which benefited from strong slots and table games volume as well as increased marketing efficiencies. Partially offsetting these strong performances was Ameristar Vicksburg, which experienced lower gaming and hospitality volume during the three months ended June 30, 2017, partially due to a city-wide water outage in May 2017.

For the three and six months ended June 30, 2016, the South segment operating results benefited by strong performance at L’Auberge Baton Rouge, which experienced revenue growth while further refining its cost structure. South segment operating results for the three and six months ended June 30, 2016 were negatively impacted by lost business volume at L’Auberge Lake

Charles due to persistent rain and regional flooding, which had impeded visitation to the property. In addition, we recorded $179.9 million of non-cash impairment to goodwill and other intangible assets as a result of the Spin-Off and Merger, which resulted in operating losses for the three and six months ended June 30, 2016.

West Segment

	For the three months ended June 30,		Change	For the six months ended June 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016

	(in millions)			(in millions)
Gaming revenues	$50.8	$48.6	4.5%	$97.6	$96.3	1.3%
Total revenues	60.8	57.8	5.2%	116.7	114.4	2.0%
Operating income (loss)	17.6	(26.3)	NM	32.9	(10.6)	NM
Adjusted EBITDAR	23.6	21.6	9.3%	44.1	42.6	3.5%
Adjusted EBITDAR margin	38.8%	37.4%	140 bps	37.8%	37.2%	60 bps
NM - Not Meaningful

In the West segment, total revenues increased by $3.0 million, or 5.2%, and $2.3 million, or 2.0%, year over year, for the three and six months ended June 30, 2017. Operating income for the three and six months ended June 30, 2017 was $17.6 million and $32.9 million, respectively, as compared to operating losses of $26.3 million and $10.6 million, respectively, in the prior year periods. Adjusted EBITDAR increased by $2.0 million, or 9.3%, and $1.5 million, or 3.5%, year over year, for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2017, Adjusted EBITDAR margin increased year over year by 140 and 60 basis points, respectively.

For the three and six months ended June 30, 2017, the West segment operating results were positively impacted by strong performance at Ameristar Black Hawk, which experienced increases in total revenues and Adjusted EBITDAR as well as operational efficiencies. The performance at the Jackpot Properties was strong during the three months ended June 30, 2017, but the six months ended June 30, 2017, was negatively impacted by adverse weather conditions, which decreased guest visitation, during the first quarter 2017.

For the three and six months ended June 30, 2016, the West segment operating results were driven by strong year over year increases in total revenues and Adjusted EBITDAR at the Jackpot Properties due primarily to the opening of the newly renovated buffet at Cactus Petes in April 2016 and continued operational efficiencies at Ameristar Black Hawk. We recorded $42.6 million of non-cash impairment to goodwill and other intangible assets as a result of the Spin-Off and Merger, which resulted in operating losses for the three and six months ended June 30, 2016.

Other factors affecting income (loss) from continuing operations
The following is a description of the other benefits (costs) affecting income (loss) from continuing operations for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		Change	For the six months ended June 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016

	(in millions)			(in millions)
Other benefits (costs):
Corporate expenses and other	$(19.8)	$(21.1)	(6.2)%	$(40.1)	$(41.8)	(4.1)%
Rent expense under the Meadows Lease	$(4.1)	$—	NM	$(8.2)	$—	NM
Depreciation and amortization	$(56.2)	$(54.0)	4.1%	$(112.2)	$(108.1)	3.8%
Pre-opening, development and other costs	$(1.8)	$(44.0)	(95.9)%	$(2.6)	$(49.4)	(94.7)%
Share-based compensation expense	$(4.3)	$(25.7)	(83.3)%	$(6.7)	$(30.1)	(77.7)%
Impairment of goodwill	$—	$(332.9)	NM	$—	$(332.9)	NM
Impairment of other intangible assets	$—	$(129.5)	NM	$—	$(129.5)	NM
Write-downs, reserves and recoveries, net	$(7.9)	$(4.8)	64.6%	$(8.5)	$(7.6)	11.8%
Interest expense, net	$(96.6)	$(85.0)	13.6%	$(190.7)	$(144.8)	31.7%
Loss on early extinguishment of debt	$—	$(5.2)	NM	$—	$(5.2)	NM
Loss from equity method investment	$(0.1)	$(0.1)	—%	$(0.1)	$(0.1)	—%
Income tax benefit (expense)	$(1.3)	$35.0	NM	$(1.0)	$30.0	NM
NM - Not Meaningful

Corporate expenses and other is principally comprised of corporate overhead expenses, HPT, and the management of Retama Park Racetrack. For the three months ended June 30, 2017, corporate expenses and other decreased year over year by $1.3 million to $19.8 million and decreased by $1.7 million year over year to $40.1 million for the six months ended June 30, 2017. The decreases are primarily attributable to lower adjustments to legal reserves during the three and six months ended June 30, 2017 as compared to the prior year periods.

Rent expense under the Meadows Lease for the three and six months ended June 30, 2017 relates to the rent expense recorded under the Meadows Lease, which commenced on September 9, 2016. Lease payments made to GLPI under the Meadows Lease were $6.4 million and $12.7 million for the three and six months ended June 30, 2017, respectively.

Depreciation and amortization increased for the three and six months ended June 30, 2017, as compared to the prior year periods, due primarily to the timing of the Meadows acquisition, which closed on September 9, 2016, offset by the decrease associated with the accelerated method of amortization on player relationships.

Pre-opening, development and other costs for the three and six months ended June 30, 2017 and 2016, consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

	(in millions)
Restructuring costs (1)	$0.5	$43.2	$0.8	$46.8
Meadows acquisition costs (2)	0.1	0.4	0.2	2.1
Other	1.2	0.4	1.6	0.5
Total pre-opening, development and other costs	$1.8	$44.0	$2.6	$49.4

(1)	Amounts comprised of costs associated with the Spin-Off and Merger.

(2)	Amounts comprised principally of legal, advisory and other costs associated with the acquisition and integration of the Meadows.

Share-based compensation expense decreased for the three and six months ended June 30, 2017 as compared to the prior year periods primarily due to the accelerated vesting of share-based payment awards in the amount of $22.6 million as a result of the Spin-Off and Merger, which offset an increase as a result of share-based payment awards granted during the three and six months ended June 30, 2017.

Impairment of goodwill for the three and six months ended June 30, 2016 consists of a non-cash impairment charge of $332.9 million. Given that the Spin-Off and Merger transactions represented a significant financial restructuring event that increased our cash flow obligations in connection with the Master Lease, we concluded that an indicator of impairment existed as of April 28, 2016, the closing date of the transactions. During the second quarter 2016, we performed a preliminary impairment assessment, which resulted in a non-cash impairment to goodwill. During the third quarter 2016, we completed our impairment assessment on goodwill, which resulted in the reversal of $11.6 million of non-cash impairment to goodwill.

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

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

	(in millions)
Loss on sales or disposals of long-lived assets, net	$4.4	$4.2	$4.8	$6.9
Impairment of held-to-maturity securities	3.8	—	3.8	—
Impairment of long-lived assets	—	—	—	0.2
Other	(0.3)	0.6	(0.1)	0.5
Write-downs, reserves and recoveries, net	$7.9	$4.8	$8.5	$7.6

Loss on sales or disposals of long-lived assets, net: During the three and six months ended June 30, 2017 and 2016, we recorded net losses related primarily to sales or disposals of building improvements and furniture, fixtures and equipment in the normal course of business.

Impairment of held-to-maturity securities: During the three and six months ended June 30, 2017, as a result of the lack of legislative progress and on-going negative operating results at Retama Park Racetrack, we recorded an other-than-temporary impairment on our local government corporation bonds issued by Retama Development Corporation, a local government corporation of the City of Selma, Texas.

Interest expense, net, consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

	(in millions)
Interest expense from financing obligation (1)	$82.7	$58.3	$163.9	$58.3
Interest expense from debt (2)	14.0	24.4	27.0	84.3
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Capitalized interest	—	(0.1)	—	(0.1)
Other (3)	—	2.5	—	2.5
Interest expense, net	$96.6	$85.0	$190.7	$144.8

(1)
Total lease payments under the Master Lease for the three and six months ended June 30, 2017 were $94.9 million and $187.9 million, respectively, and were $66.1 million for both the three and six months ended June 30, 2016.

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

(3)	Represents a nonrecurring expense associated with the GLPI transaction.

For the three and six months ended June 30, 2017, interest expense increased as compared to the prior year periods due principally to the interest expense incurred under the Master Lease financing obligation, which offset the decrease in interest expense incurred related to our debt borrowings.

For the three and six months ended June 30, 2017, excluding the amortization of debt issuance costs and original issuance discount/premium, interest expense was $93.4 million and $185.5 million, respectively, as compared to $81.8 million and $137.4 million for the three and six months ended June 30, 2016, respectively.

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
Income tax benefit (expense) effective rates for continuing operations for the three and six months ended June 30, 2017, was 13.4%, or an expense of $1.3 million, and 3.8%, or an expense of $1.0 million, respectively, as compared to an effective tax rate of 6.7%, or a benefit of $35.0 million, and 6.3%, or a benefit of $30.0 million, respectively, for the corresponding prior year periods. The rates include the tax impact of certain discrete items, including changes in the tax status of certain of our legal entities. In general, our effective tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, changes in unrecognized tax benefits, changes in valuation allowance and state taxes.
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

LIQUIDITY AND CAPITAL RESOURCES

We generally produce significant positive operating cash flow, though this is not always reflected in our reported net income (loss) due to large non-cash charges such as impairments to goodwill and other intangible assets and depreciation and amortization. However, our ongoing liquidity will depend on a number of factors, including available cash resources, operating cash flow, funding of construction of development projects, and our compliance with covenants contained under our debt agreements. As of June 30, 2017, we held $159.1 million of cash and cash equivalents. As of June 30, 2017, we had $202.6 million drawn on our $400.0 million Revolving Credit Facility (as defined below) and $9.2 million committed under various letters of credit.

	For the six months ended June 30,		Change
	2017	2016	2017 vs. 2016

	(in millions)
Net cash provided by operating activities	$91.0	$87.1	4.5%
Net cash used in investing activities	$(39.0)	$(47.9)	(18.6)%
Net cash used in financing activities	$(78.0)	$(83.8)	(6.9)%
Operating Cash Flow
Our net cash provided by operating activities for the six months ended June 30, 2017, as compared to the prior year period, increased due to the expenses and other costs associated with the completion of the Spin-Off and Merger, which are included in the prior year period, and a decrease in interest payments made on long-term debt, offset by an increase in interest payments made on the financing obligation of $105.6 million, $12.7 million of lease payments made under the Meadows Lease, and a decrease due the timing of payments and receipts of working capital items.
Investing Cash Flow

The following is a summary of our capital expenditures by segment:

	For the six months ended June 30,
	2017	2016

	(in millions)
Midwest segment	$21.6	$24.1
South segment	10.2	15.5
West segment	2.1	5.0
Corporate and other, including development projects	4.8	3.0
Total capital expenditures	$38.7	$47.6

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
Fourteen of our sixteen gaming facilities are subject to the Master Lease with GLPI. The Master Lease has an initial term of 10 years with five subsequent, five-year renewal periods at our option. The rent, which is payable in monthly installments, is comprised of base rent, which includes a land and a building component, and percentage rent. The land base rent is fixed for the entire lease term. The building base rent is subject to an annual escalation of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Master Lease) of 1.8:1. The building base rent was adjusted by the annual escalation beginning in May 2017. The percentage rent, which is fixed for the first two years, will be adjusted every two years to establish a new fixed amount for the next two-year period. Each new fixed amount will be calculated by multiplying 4% by the difference between (i) the average net revenues for the trailing two-year period and (ii) $1.1 billion.
As of June 30, 2017, the annual rent under the Master Lease was $382.8 million, which was comprised of the land base rent, the building base rent and the percentage rent, which were $44.1 million, $294.6 million and $44.1 million, respectively.
During the six months ended June 30, 2017, the Company made principal payments on the Master Lease financing obligation of $24.0 million.

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

Senior Secured Credit Facilities

As of June 30, 2017, we had $202.6 million drawn under the Revolving Credit Facility, $175.7 million of loans outstanding under the Term Loan A Facility, $20.0 million of loans outstanding under the Term Loan B Facility and $9.2 million committed under various letters of credit. During the six months ended June 30, 2017, we retired $149.9 million in aggregate principal amount of debt under the Term Loan A Facility and Term Loan B Facility and drew $95.4 million on the Revolving Credit Facility. The net debt retired during the six months ended June 30, 2017 was accomplished principally with operating cash flow. Subsequent to June 30, 2017, the Company fully repaid the outstanding principal amount of the Term Loan B Facility.

Proceeds from loans under the Revolving Credit Facility are used for working capital, to fund permitted dividends, distributions and acquisitions, for general corporate purposes and for any other purpose not prohibited by the Credit Agreement.

Loans under the Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter. Loans under the Term Loan B Facility bore interest at a rate per annum equal to, at our option, LIBOR plus 3.00% or the base rate plus 2.00% and in no event was LIBOR to be less than 0.75%. In addition, we pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate that ranges from 0.30% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.

The Term Loan A Facility amortizes in equal quarterly amounts equal to a percentage of the original outstanding principal amount at closing as follows: (i) 5% per annum in the first two years, (ii) 7.5% per annum in the third year and (iii) 10% per annum in the fourth and fifth year. The remaining principal amount is payable on April 28, 2021. The Term Loan B Facility amortized in equal quarterly amounts equal to 1% per annum of the original outstanding principal amount at closing. The Revolving Credit Facility is not subject to amortization and is due and payable on April 28, 2021.

Loans under the Senior Secured Credit Facilities may be prepaid at par and commitments under the Revolving Credit Facility may be reduced at any time, in whole or in part, without premium or penalty (except for LIBOR breakage costs). Loans under the Senior Secured Credit Facilities will be subject to mandatory prepayment with (i) a percentage of the Company’s excess cash flow depending on the Consolidated Total Net Leverage Ratio of the Company, (ii) net cash proceeds from asset sales and casualty and condemnation events (subject to customary reinvestment rights and other customary exceptions) and (iii) net cash proceeds from the issuance or incurrence of indebtedness after the closing date (subject to customary exceptions).

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

The Credit Agreement contains, among other things, certain affirmative and negative covenants and, solely for the benefit of the lenders under the Senior Secured Credit Facilities, financial covenants, including (1) maximum permitted Consolidated Total Net Leverage Ratio of 4.00 to 1.00; (2) maximum permitted Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00; and (3) required minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. The maximum Consolidated Total Net Leverage Ratio is subject to change at each fiscal quarter until December 31, 2017. The Credit Agreement also contains certain customary events of default, including the occurrence of a change of control, revocation of material licenses by gaming authorities (subject to a cure period), termination of the Master Lease and cross-default to certain events of default under the Master Lease.

As of June 30, 2017, we were in compliance with the financial covenant ratios under the Senior Secured Credit Facilities and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

5.625% Notes due 2024

The Existing 5.625% Notes were issued at par, mature on May 1, 2024, and bear interest at the rate of 5.625% per annum. Interest on the Existing 5.625% Notes is payable semi-annually on May 1st and November 1st of each year, commencing November 1, 2016. On October 12, 2016, we issued an additional $125.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the “Additional 5.625% Notes” and together with the Existing 5.625% Notes, the “5.625% Notes”), under the bond indenture governing the Existing 5.625% Notes issued on April 28, 2016, as amended and supplemented by that certain first supplemental indenture, dated as of October 12, 2016. The Additional 5.625% Notes were issued at par plus a premium of 50 basis points. The 5.625% Notes were issued pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). In June 2017, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) with respect to a registered offer to exchange the 5.625% Notes for a new issue of substantially identical notes (except that the new exchange notes will not contain terms with respect to additional interest or transfer restrictions), which was declared effective by the SEC under the Securities Act in July 2017.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
There were no material changes during the three months ended June 30, 2017 to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

CRITICAL ACCOUNTING ESTIMATES
A description of our critical accounting estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. For a more extensive discussion of our accounting policies, see Note 1, “Organization and Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no newly identified critical accounting policies and estimates in the second quarter 2017, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of June 30, 2017, we had $202.6 million drawn under our Revolving Credit Facility and had $9.2 million committed under various letters of credit. In addition, as of June 30, 2017, we had $175.7 million and $20.0 million of principal outstanding under the Term Loan A Facility and the Term Loan B Facility, respectively. Subsequent to June 30, 2017, the Company fully repaid the outstanding principal amount of the Term Loan B Facility.
Loans under the Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter. Loans under the Term Loan B Facility bore interest at a rate per annum equal to, at our option, LIBOR plus 3.00% or the base rate plus 2.00% and in no event was LIBOR to be less than 0.75%.
As of June 30, 2017, for every 50 basis points decrease in LIBOR, our annual interest expense would decrease by approximately $2.0 million, assuming constant debt levels. As of June 30, 2017, if LIBOR were to increase by 50 basis points, our annual interest expense would increase by approximately $2.0 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations as of June 30, 2017. As of June 30, 2017, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—	$202,600	$—	$202,600	$198,548
Interest Rate	3.17%	3.17%	3.17%	3.17%	3.17%	—	3.17%
Term Loan A Facility	$4,625	$11,562	$16,188	$18,500	$124,875	$—	$175,750	$175,750
Interest Rate	3.17%	3.17%	3.17%	3.17%	3.17%	—	3.17%
Term Loan B Facility	$—	$3,000	$3,000	$3,000	$3,000	$8,000	$20,000	$20,100
Interest Rate	4.17%	4.17%	4.17%	4.17%	4.17%	4.17%	4.17%
5.625% Notes	$—	$—	$—	$—	$—	$500,000	$500,000	$520,000
Interest Rate	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%
Other	$4	$9	$9	$10	$11	$30	$73	$73
Interest Rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2017. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*
Financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	August 10, 2017	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

101*
Financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):
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