Form 10-Q
period 2017-09-30
Pinnacle Entertainment, Inc.
filed 2017-11-09
CIK 1656239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of the close of business on November 6, 2017, the number of outstanding shares of the registrant’s common stock was 57,452,535.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Gaming	$575,290	$530,097	$1,731,433	$1,556,636
Food and beverage	33,608	32,160	100,837	93,901
Lodging	14,562	14,490	40,024	38,871
Retail, entertainment and other	23,943	18,427	68,725	52,023
Total revenues	647,403	595,174	1,941,019	1,741,431
Expenses and other costs:
Gaming	309,976	288,389	939,449	822,181
Food and beverage	31,895	31,175	95,586	89,267
Lodging	6,817	6,893	19,380	18,676
Retail, entertainment and other	11,198	7,899	31,128	19,299
General and administrative	117,067	108,999	344,341	340,867
Depreciation and amortization	54,125	54,354	166,300	162,423
Pre-opening, development and other costs	403	5,594	2,997	54,951
Impairment of goodwill	—	(11,600)	—	321,300
Impairment of other intangible assets	—	—	—	129,500
Write-downs, reserves and recoveries, net	4,192	6,190	12,644	13,830
Total expenses and other costs	535,673	497,893	1,611,825	1,972,294
Operating income (loss)	111,730	97,281	329,194	(230,863)
Interest expense, net	(95,851)	(94,276)	(286,589)	(239,116)
Loss on early extinguishment of debt	(516)	—	(516)	(5,207)
Loss from equity method investment	—	—	(90)	(90)
Income (loss) from continuing operations before income taxes	15,363	3,005	41,999	(475,276)
Income tax benefit (expense)	(1,423)	(3,537)	(2,425)	26,435
Income (loss) from continuing operations	13,940	(532)	39,574	(448,841)
Income from discontinued operations, net of income taxes	—	37	—	433
Net income (loss)	13,940	(495)	39,574	(448,408)
Less: Net loss attributable to non-controlling interest	193	9	1,153	24
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$14,133	$(486)	$40,727	$(448,384)
Net income (loss) per common share—basic
Income (loss) from continuing operations	$0.25	$(0.01)	$0.72	$(7.52)
Income from discontinued operations, net of income taxes	—	0.00	—	0.01
Net income (loss) per common share—basic	$0.25	$(0.01)	$0.72	$(7.51)
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$0.23	$(0.01)	$0.66	$(7.52)
Income from discontinued operations, net of income taxes	—	0.00	—	0.01
Net income (loss) per common share—diluted	$0.23	$(0.01)	$0.66	$(7.51)
Number of shares—basic	56,799	57,004	56,478	59,722
Number of shares—diluted	61,880	57,004	61,738	59,722

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$13,940	$(495)	$39,574	$(448,408)
Comprehensive income (loss)	13,940	(495)	39,574	(448,408)
Less: Comprehensive loss attributable to non-controlling interest	193	9	1,153	24
Comprehensive income (loss) attributable to Pinnacle Entertainment, Inc.	$14,133	$(486)	$40,727	$(448,384)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$144,374	$185,093
Accounts receivable, net of allowance for doubtful accounts of $5,898 and $5,282	40,104	42,997
Inventories	10,538	9,967
Prepaid expenses and other assets	25,654	17,760
Total current assets	220,670	255,817
Land, buildings, vessels and equipment, net	2,657,292	2,768,491
Goodwill	610,889	610,889
Other intangible assets, net	385,798	392,398
Other assets, net	51,649	49,472
Total assets	$3,926,298	$4,077,067
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$37,021	$69,069
Accrued interest	12,382	5,286
Accrued compensation	65,609	72,939
Accrued taxes	71,779	58,207
Current portion of long-term debt	10,414	12,258
Current portion of long-term financing obligation	34,956	49,770
Other accrued liabilities	78,738	91,062
Total current liabilities	310,899	358,591
Long-term debt less current portion	814,101	924,442
Long-term financing obligation less current portion	3,091,608	3,113,529
Deferred income taxes	15,145	13,242
Other long-term liabilities	38,308	40,143
Total liabilities	4,270,061	4,449,947
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock—$0.01 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.01 par value, 150,000,000 authorized, 57,025,771 and 55,812,425 shares issued and outstanding, net of treasury shares	644	620
Additional paid-in capital	931,336	919,974
Accumulated deficit	(1,193,092)	(1,233,819)
Accumulated other comprehensive income	326	326
Treasury stock, at cost, 7,347,844 and 6,209,541 of treasury shares	(92,009)	(70,166)
Total Pinnacle stockholders’ deficit	(352,795)	(383,065)
Non-controlling interest	9,032	10,185
Total stockholders’ deficit	(343,763)	(372,880)
Total liabilities and stockholders’ deficit	$3,926,298	$4,077,067

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Pinnacle Stockholders’ Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of January 1, 2017	55,812	$620	$919,974	$(1,233,819)	$326	$(70,166)	$(383,065)	$10,185	$(372,880)
Net income (loss)	—	—	—	40,727	—	—	40,727	(1,153)	39,574
Share-based compensation	—	—	10,399	—	—	—	10,399	—	10,399
Common stock issuance and option exercises	2,352	24	3,593	—	—	—	3,617	—	3,617
Forfeiture of restricted stock awards	(16)	—	—	—	—	—	—	—	—
Treasury stock purchases	(1,122)	—	—	—	—	(21,843)	(21,843)	—	(21,843)
Tax withholding related to vesting of share-based awards	—	—	(2,630)	—	—	—	(2,630)	—	(2,630)
Balance as of September 30, 2017	57,026	$644	$931,336	$(1,193,092)	$326	$(92,009)	$(352,795)	$9,032	$(343,763)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$39,574	$(448,408)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	166,300	162,423
Loss on sales or disposals of long-lived assets, net	7,753	13,092
Loss from equity method investment	90	90
Loss on early extinguishment of debt	516	5,207
Impairment of goodwill	—	321,300
Impairment of other intangible assets	—	129,500
Impairment of held-to-maturity securities	3,844	—
Impairment of long-lived assets	—	238
Amortization of debt issuance costs and debt discounts/premiums	6,877	5,964
Share-based compensation expense	10,399	32,654
Change in income taxes	(675)	(37,285)
Changes in operating assets and liabilities:
Receivables, net	2,673	2,109
Prepaid expenses and other	(13,422)	(5,303)
Accounts payable, accrued expenses and other	(31,274)	(15,942)
Net cash provided by operating activities	192,655	165,639
Cash flows from investing activities:
Capital expenditures	(56,392)	(73,103)
Payment for business combination, net of cash acquired	—	(103,365)
Net proceeds from disposition of asset held for sale	—	10,325
Proceeds from sales of furniture, fixtures and equipment	86	143
Loans receivable	(2,000)	(1,500)
Restricted cash	603	—
Net cash used in investing activities	(57,703)	(167,500)
Cash flows from financing activities:
Proceeds from Senior Secured Credit Facilities	471,100	902,900
Repayments under Senior Secured Credit Facilities	(589,507)	(313,963)
Proceeds from Former Senior Secured Credit Facilities	—	134,500
Repayments under Former Senior Secured Credit Facilities	—	(1,011,285)
Proceeds from issuance of long-term debt	—	375,000
Repayments under financing obligation	(36,735)	(19,238)
Proceeds from common stock options exercised	3,617	579
Purchase of treasury stock	(21,342)	(60,402)
Debt issuance costs and debt discount	—	(14,276)
Other	(2,804)	(1,192)
Net cash used in financing activities	(175,671)	(7,377)
Change in cash and cash equivalents	(40,719)	(9,238)
Cash and cash equivalents at the beginning of the period	185,093	164,034
Cash and cash equivalents at the end of the period	$144,374	$154,796

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$272,888	$240,156
Cash payments related to income taxes, net	$3,001	$9,811
Increase (decrease) in construction-related deposits and liabilities	$(313)	$656
Non-cash issuance of common stock	$—	$686
Non-cash retirement of debt in connection with Spin-Off and Merger	$—	$(2,761,287)
Non-cash settlement of accrued interest in connection with Spin-Off and Merger	$—	$(34,133)
Non-cash recognition of financing obligation	$—	$3,194,287
Non-cash consideration for business combination	$—	$4,563

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

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

	(in millions)
As of September 30, 2017
Assets:
Held-to-maturity securities	$10.4	$10.4	$—	$7.5	$2.9
Promissory notes	$16.9	$17.2	$—	$17.2	$—
Liabilities:
Long-term debt	$824.5	$843.1	$—	$843.1	$—
Other long-term liabilities	$5.1	$5.2	$—	$5.2	$—
As of December 31, 2016
Assets:
Held-to-maturity securities	$14.3	$16.4	$—	$13.4	$3.0
Promissory notes	$15.6	$19.8	$—	$19.8	$—
Liabilities:
Long-term debt	$936.7	$953.2	$—	$953.2	$—
Other long-term liabilities	$5.5	$5.6	$—	$5.6	$—

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

The estimated fair values of our long-term debt, which include our 5.625% Notes and Senior Secured Credit Facilities (as such terms are defined in Note 3, “Long-Term Debt”), were based on Level 2 inputs of observable market data on comparable debt instruments on or about September 30, 2017 and December 31, 2016, as applicable.

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

The following table presents a summary of our land, buildings, vessels and equipment, including those subject to the Master Lease:

	September 30, 2017	December 31, 2016

	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$429.1	$426.7
Buildings, vessels and improvements	2,696.7	2,689.0
Furniture, fixtures and equipment	805.0	805.9
Construction in progress	26.8	32.7
Land, buildings, vessels and equipment, gross	3,957.6	3,954.3
Less: accumulated depreciation	(1,300.3)	(1,185.8)
Land, buildings, vessels and equipment, net	$2,657.3	$2,768.5

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

The Spin-Off and Merger transactions, which closed on April 28, 2016, represented a significant financial restructuring event that increased our cash flow obligations in connection with the Master Lease, which we concluded represented an indicator that impairment may exist on our goodwill and other intangible assets. Consequently, during the second quarter 2016, we performed a preliminary impairment assessment on goodwill and completed impairment assessments on gaming licenses and trade names. As a result of those impairment assessments, during the second quarter 2016, we recognized non-cash impairments to goodwill, gaming licenses and trade names totaling $332.9 million, $68.5 million and $61.0 million, respectively. During the three months ended September 30, 2016, we completed our impairment assessment on goodwill, which resulted in the reversal of $11.6 million of non-cash impairment to goodwill. Consequently, the non-cash impairment to goodwill recorded during the nine months ended September 30, 2016 as result of the Spin-Off and Merger transactions totaled $321.3 million.

Guest Loyalty Programs: We offer incentives to our guests through our mychoice guest loyalty program (“mychoice program”). Under the mychoice program, guests earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the mychoice program will be forfeited if the guest does not earn or use any reward credits over the prior six-month period. In addition, based on their level of play, guests can earn additional benefits without redeeming points, such as a car lease, among other items. During the third quarter 2017, the Company announced its intention to implement the mychoice program at the Meadows during the first quarter 2018, which currently operates its own guest loyalty program.
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the combination of goods and services guests will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or guest redemption patterns could produce different results. As of September 30, 2017 and December 31, 2016, we had accrued $18.6 million and $25.1 million, respectively, for the estimated cost of providing these benefits, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

	(in millions)
Food and beverage	$35.6	$35.6	$106.7	$103.1
Lodging	16.5	16.7	47.8	48.8
Other	4.4	4.2	12.6	11.9
Total promotional allowances	$56.5	$56.5	$167.1	$163.8

The costs to provide such complimentary benefits were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

	(in millions)
Promotional allowance costs included in gaming expense	$40.6	$41.4	$122.8	$117.9

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in our unaudited Condensed Consolidated Statements of Operations. These taxes were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

	(in millions)
Gaming taxes	$175.2	$153.8	$529.0	$442.3

Leases: The Company has certain long-term lease obligations, including the Meadows Lease, ground leases at certain properties and agreements relating to slot machines. Rent associated with operating leases, excluding contingent rent, is expensed on a straight-line basis over the life of the lease beginning on the date of possession of the leased property. To the extent it is considered probable, contingent rent associated with operating leases is expensed as incurred. At lease inception, the lease term is determined by assuming the exercise of those renewal options that are reasonably assured. The lease term is used to determine whether a lease is capital or operating and is used to calculate the straight-line rent expense. Additionally, the depreciable life of capital lease assets and leasehold improvements is limited by the expected lease term if less than the useful life of the asset. Rent expenses are included in “General and administrative” in our unaudited Condensed Consolidated Statements of Operations.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

	(in millions)
Restructuring costs (1)	$0.2	$1.3	$0.9	$48.1
Meadows acquisition costs (2)	—	4.1	0.2	6.2
Other	0.2	0.2	1.9	0.7
Total pre-opening, development and other costs	$0.4	$5.6	$3.0	$55.0

(1)	Amounts comprised principally of costs associated with the Spin-Off and Merger. See Note 2, “Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease.”

(2)	Amounts comprised principally of legal, advisory and other costs associated with the acquisition and integration of the Meadows. See Note 7, “Investment and Acquisition Activities.”

Earnings Per Share: The computation of basic and diluted earnings per share (“EPS”) is based on net income (loss) attributable to Pinnacle Entertainment, Inc. divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted EPS reflects the addition of potentially dilutive securities, such as stock options, restricted stock units, restricted stock and performance stock units (“share-based awards”). We calculate the dilutive effect of share-based awards using the treasury stock method. A total of 0.0 million, 0.2 million, 2.2 million and 1.7 million share-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2017, and 2016, respectively, because including them would have been anti-dilutive.

For the three and nine months ended September 30, 2016, we recorded a net loss from continuing operations. Accordingly, the potential dilution from share-based awards is anti-dilutive. As a result, basic EPS is equal to diluted EPS for such periods. Share-based awards that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS were 3.0 million and 2.8 million for the three and nine months ended September 30, 2016, respectively. See Note 5, “Employee Benefit Plans.”

Treasury Stock: In May 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million of our common stock, which we completed in July 2016. In August 2016, our Board of Directors authorized an additional share repurchase program of up to $50.0 million of our common stock. The cost of the shares acquired is treated as a reduction to stockholders’ equity. During the nine months ended September 30, 2017, and 2016, we repurchased 1.1 million shares of common stock for $21.8 million and 5.5 million shares of common stock for $61.3 million, respectively. As of November 6, 2017, under the current program, we have repurchased 2.8 million shares of our common stock for $42.4 million.

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

The Company currently anticipates adopting this accounting standard during the first quarter 2019. Operating leases, including the Meadows Lease, ground leases at certain properties, and agreements relating to slot machines, will be recorded in our unaudited Condensed Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The right-of-use asset will be depreciated on a straight-line basis and recognized as lease expense. Additionally, as a result of this ASU, the Company will be required to reassess whether the Spin-Off and Merger transactions qualified for sale-leaseback accounting treatment. The full qualitative and quantitative effects of these changes have not yet been determined and are still being analyzed.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which provides clarity and intends to reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation. More specifically, ASU No. 2017-09 provides guidance on which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The effective date for this update is for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update are to be applied on a prospective basis. Although the Company is still evaluating the impact of adopting this accounting standard, we do not currently believe it will have a material impact on our unaudited Condensed Consolidated Financial Statements.

In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which makes amendments to the SEC paragraphs pursuant to the staff announcement at the July 20, 2017 Emerging Issues Task Force meeting and rescinds prior SEC staff announcements and observer comments. To the extent this guidance is applicable, it is effective immediately. As discussed above, the Company has not yet adopted ASC Topics 606, Revenue from Contracts with Customers, and 842, Leases. The guidance currently applicable to the Company in this ASU did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

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

Fourteen of our sixteen gaming facilities are subject to the Master Lease with GLPI. The Master Lease has an initial term of 10 years with five subsequent, five-year renewal periods at our option. The rent, which is payable in monthly installments, is comprised of base rent, which includes a land and a building component, and percentage rent. The land base rent is fixed for the entire lease term. The building base rent is subject to an annual escalation of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Master Lease) of 1.8:1. In May 2017, the building base rent was adjusted by the annual escalation. The percentage rent, which is fixed for the first two years, will be adjusted every two years to establish a new fixed amount for the next two-year period. Each new fixed amount will be calculated by multiplying 4% by the difference between (i) the average net revenues for the trailing two-year period and (ii) $1.1 billion.

As of September 30, 2017, annual rent under the Master Lease was $382.8 million, which was comprised of the land base rent, the building base rent and the percentage rent, which were $44.1 million, $294.6 million and $44.1 million, respectively.

Total lease payments under the Master Lease were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

	(in millions)
Reduction of financing obligation	$12.7	$11.4	$36.7	$19.2
Interest expense attributable to financing obligation	83.8	83.6	247.7	141.9
Total lease payments under the Master Lease	$96.5	$95.0	$284.4	$161.1

Meadows Lease: The Meadows Lease, which is accounted for as an operating lease, provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. As of September 30, 2017, annual rent under the Meadows Lease was $25.1 million, payable in monthly installments, and comprised of a base rent of $13.7 million, which is subject to certain adjustments, and a percentage rent of $11.4 million. The base rent is subject to an annual escalation of up to 5% for the initial 10-year term or until the lease year in which base rent plus percentage rent is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 1.8:1 during the second year of the lease, 1.9:1 during the third year of the lease and 2.0:1 during the fourth year of the lease and thereafter. As a result of the annual escalation of the base rent, beginning in October 2017, we pay annual rent of $25.8 million. The percentage rent is fixed for the first two years and will be adjusted every two years to establish a new fixed amount for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period.

Note 3—Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2017
	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2021	$161.0	$—	$161.0
Term Loan A Facility due 2021	173.4	(2.6)	170.8
5.625% Notes due 2024	500.0	(7.4)	492.6
Other	0.1	—	0.1
Total debt including current maturities	834.5	(10.0)	824.5
Less: current maturities	(10.4)	—	(10.4)
Total long-term debt	$824.1	$(10.0)	$814.1

	December 31, 2016
	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2021	$107.2	$—	$107.2
Term Loan A Facility due 2021	180.4	(3.2)	177.2
Term Loan B Facility due 2023	165.2	(4.9)	160.3
5.625% Notes due 2024	500.0	(8.1)	491.9
Other	0.1	—	0.1
Total debt including current maturities	952.9	(16.2)	936.7
Less: current maturities	(12.3)	—	(12.3)
Total long-term debt	$940.6	$(16.2)	$924.4

Senior Secured Credit Facilities: On April 28, 2016, in connection with the Spin-Off and Merger, we entered into a credit agreement with certain lenders (the “Credit Agreement”). The Credit Agreement is comprised of (i) a $185.0 million term loan A facility with a maturity of five years (the “Term Loan A Facility”), (ii) a $300.0 million term loan B facility with a maturity of seven years (the “Term Loan B Facility”) and (iii) a $400.0 million revolving credit facility with a maturity of five years (the “Revolving Credit Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “Senior Secured Credit Facilities”). As of September 30, 2017, we had $161.0 million drawn under the Revolving Credit Facility and $9.2 million committed under various letters of credit. During the three months ended September 30, 2017, the Company fully repaid the outstanding principal amount of the Term Loan B Facility.

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

Loss on early extinguishment of debt: During the three and nine months ended September 30, 2017, we recorded a $0.5 million loss related to the repayment, in full, of the Term Loan B Facility. During the nine months ended September 30, 2016, we recorded a $5.2 million loss related to the repayment, in full, of the Former Senior Secured Credit Facilities. The losses included the write-off of unamortized debt issuance costs and original issuance discount.
Interest expense, net, was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

	(in millions)
Interest expense from financing obligation (1)	$83.8	$83.6	$247.7	$141.9
Interest expense from debt (2)	12.2	11.0	39.2	95.3
Interest income	(0.1)	(0.3)	(0.3)	(0.5)
Capitalized interest	—	—	—	(0.1)
Other (3)	—	—	—	2.5
Interest expense, net	$95.9	$94.3	$286.6	$239.1

(1)	See Note 2, “Spin-Off, Merger, Master Lease Financing Obligation and Meadows Lease,” for information on total lease payments under the Master Lease.

(2)
Interest expense associated with the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes, and the 8.75% Notes, which were no longer obligations of the Company as of April 28, 2016, included in the nine months ended September 30, 2016 was $76.5 million.

(3)	Represents a nonrecurring expense associated with the GLPI transaction.

Note 4—Income Taxes

Our effective tax rate for continuing operations for the three and nine months ended September 30, 2017, was 9.3%, or an expense of $1.4 million, and 5.8%, or an expense of $2.4 million, respectively, as compared to an effective tax rate of 117.7%, or an expense of $3.5 million, and 5.6%, or a benefit of $26.5 million, respectively, for the corresponding prior year periods. The rates include the tax impact of certain discrete items, including changes in the tax status of certain of our legal entities. In general, our effective tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, changes in unrecognized tax benefits, changes in valuation allowance and state taxes.

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

As previously noted, the failed sale-leaseback is accounted for as a financing obligation. As a result, the real estate gaming facility assets acquired by GLPI are presented on the Company’s unaudited Condensed Consolidated Balance Sheets at historical cost, net of accumulated depreciation, and the financing obligation is recognized and amortized over the lease term. For federal and state income tax purposes, the Spin-Off and the subsequent leaseback of the gaming facilities is an operating lease. As such, the Company recognizes no tax bases in the leased gaming facilities, which creates basis differences that give rise to deferred taxes under ASC Topic 740, Income Taxes.

Note 5—Employee Benefit Plans
Share-based Compensation: As of September 30, 2017, we had 8.6 million share-based awards outstanding, including stock options, restricted stock units, performance stock units, and restricted stock, which are detailed below. Our 2016 Equity and Performance Incentive Plan had 5.0 million share-based awards available for grant as of September 30, 2017.
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
We recorded share-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

	(in millions)
Share-based compensation expense	$3.7	$2.6	$10.4	$32.7

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding as of January 1, 2017	6,387,115	$6.16
Granted	20,000	$19.30
Exercised	(1,065,813)	$4.22
Canceled or forfeited	(119,647)	$9.11
Options outstanding as of September 30, 2017	5,221,655	$6.54
Options exercisable as of September 30, 2017	3,735,994	$4.97
Expected to vest as of September 30, 2017	1,222,278	$10.52

The unamortized compensation costs not yet expensed related to stock options totaled $4.4 million as of September 30, 2017. The weighted average period over which the costs are expected to be recognized is 1.3 years. The aggregate amount of cash we received from the exercise of stock options was $3.6 million and $0.6 million for the nine months ended September 30, 2017, and 2016, respectively. The associated shares were newly issued common stock. The following information is provided for our stock options:

	For the nine months ended September 30,
	2017	2016
Weighted-average grant date fair value	$6.37	$4.05

Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2017	2,183,056	$9.65
Granted	573,085	$19.01
Vested	(547,636)	$9.36
Canceled or forfeited	(159,091)	$12.39
Non-vested as of September 30, 2017	2,049,414	$12.14

The unamortized compensation costs not yet expensed related to non-vested restricted stock units totaled $18.6 million as of September 30, 2017. The weighted average period over which the costs are expected to be recognized is 1.2 years.

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

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2017	340,620	$14.24
Granted	713,470	$20.92
Canceled or forfeited	(11,428)	$18.70
Non-vested as of September 30, 2017	1,042,662	$18.77

The unamortized compensation costs not yet expensed related to restricted stock totaled $11.0 million as of September 30, 2017. The weighted average period over which the costs are expected to be recognized is 1.7 years.

Performance Stock Units: The following table summarizes information related to our performance stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2017	108,855	$7.84
Vested	(108,855)	$7.84
Non-vested as of September 30, 2017	—	$—

Note 6—Write-downs, Reserves and Recoveries, Net

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

	(in millions)
Loss on sales or disposals of long-lived assets, net	$3.0	$6.2	$7.8	$13.1
Impairment of held-to-maturity securities	—	—	3.8	—
Impairment of long-lived assets	—	—	—	0.2
Other	1.2	—	1.1	0.5
Write-downs, reserves and recoveries, net	$4.2	$6.2	$12.7	$13.8

Loss on sales or disposals of long-lived assets, net: During the three and nine months ended September 30, 2017 and 2016, we recorded net losses related primarily to sales or disposals of building improvements and furniture, fixtures and equipment in the normal course of business.

Impairment of held-to-maturity securities: During the nine months ended September 30, 2017, as a result of the lack of legislative progress and on-going negative operating results at Retama Park Racetrack, we recorded an other-than-temporary impairment on our local government corporation bonds issued by RDC (as defined in Note 7, “Investment and Acquisition Activities”). For further information, see Note 7, “Investment and Acquisition Activities.”

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

Retama Park Racetrack: We hold 75.5% of the equity of Pinnacle Retama Partners, LLC (“PRP”), which owns the racing license of Retama Park Racetrack located outside of San Antonio, Texas. We consolidate the accounts of PRP in our unaudited Condensed Consolidated Financial Statements. We also manage Retama Park Racetrack under a management contract with Retama Development Corporation (“RDC”), a local government corporation of the City of Selma, Texas.

As of September 30, 2017, PRP held $16.9 million in promissory notes issued by RDC and $7.5 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and local government corporation bonds, which are included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets, have long-term contractual maturities and are collateralized by the assets of the Retama Park Racetrack. As noted in Note 6, “Write-downs, reserves and recoveries, net,” during the nine months ended September 30, 2017, we recorded an other-than-temporary impairment on the local government corporation bonds in the amount of $3.8 million.

The contractual terms of the promissory notes include interest payments due at maturity; however, we have not recorded accrued interest because uncertainty exists as to RDC’s ability to make the interest payments. We have the positive intent and ability to hold the local government corporation bonds to maturity and until the amortized cost basis is recovered.

Note 8—Commitments and Contingencies

Self-Insurance: We self-insure various levels of general liability, workers’ compensation, and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. As of September 30, 2017 and December 31, 2016, we had total self-insurance accruals of $25.8 million and $26.1 million, respectively, which are included in “Total current liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Segment Information
We view each of our operating businesses as an operating segment with the exception of our two businesses in Jackpot, Nevada, which we view as one operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services provided, the regulatory environments in which they operate, and their management and reporting structure. We have aggregated our operating segments into three reportable segments based on the similar characteristics of the operating segments within the regions in which they operate: Midwest, South and West. Corporate and other is included in the following segment disclosures to reconcile to consolidated results.
We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR (as such terms are defined below) for each segment to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDAR for each segment and reconciles Consolidated Adjusted EBITDAR to Income (loss) from continuing operations for the three and nine months ended September 30, 2017 and 2016.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

	(in millions)
Revenues:
Midwest segment (a)	$391.7	$333.5	$1,171.7	$980.8
South segment (a)	188.7	197.0	583.0	579.0
West segment (a)	65.3	62.9	182.1	177.2
	645.7	593.4	1,936.8	1,737.0
Corporate and other (c)	1.7	1.8	4.2	4.4
Total revenues	$647.4	$595.2	$1,941.0	$1,741.4
Adjusted EBITDAR (b):
Midwest segment (a)	$112.2	$92.8	$334.2	$299.0
South segment (a)	60.2	58.1	189.7	180.5
West segment (a)	26.7	24.2	70.8	66.8
	199.1	175.1	594.7	546.3
Corporate expenses and other (c)	(21.0)	(19.7)	(61.0)	(61.5)
Consolidated Adjusted EBITDAR (b)	178.1	155.4	533.7	484.8
Other benefits (costs):
Rent expense under the Meadows Lease	(4.0)	(1.0)	(12.1)	(1.0)
Depreciation and amortization	(54.1)	(54.3)	(166.3)	(162.4)
Pre-opening, development and other costs	(0.4)	(5.6)	(3.0)	(55.0)
Non-cash share-based compensation expense	(3.7)	(2.6)	(10.4)	(32.7)
Impairment of goodwill	—	11.6	—	(321.3)
Impairment of other intangible assets	—	—	—	(129.5)
Write-downs, reserves and recoveries, net	(4.2)	(6.2)	(12.7)	(13.8)
Interest expense, net	(95.9)	(94.3)	(286.6)	(239.1)
Loss on early extinguishment of debt	(0.5)	—	(0.5)	(5.2)
Loss from equity method investment	—	—	(0.1)	(0.1)
Income tax benefit (expense)	(1.4)	(3.5)	(2.4)	26.5
Income (loss) from continuing operations	$13.9	$(0.5)	$39.6	$(448.8)

	For the nine months ended September 30,
	2017	2016

	(in millions)
Capital expenditures:
Midwest segment (a)	$30.5	$42.1
South segment (a)	15.0	21.6
West segment (a)	3.4	6.7
Corporate and other, including development projects	7.5	2.7
	$56.4	$73.1

(a)	See Note 1, “Organization and Summary of Significant Accounting Policies,” for listing of properties included in each segment.

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

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and nine months ended September 30, 2017 and 2016. As discussed in Note 9, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDAR (as defined below). Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 9, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDAR for each segment and reconciles Consolidated Adjusted EBITDAR and Consolidated Adjusted EBITDA, net of Lease Payments (as such terms are defined below) to Income (loss) from continuing operations and Consolidated Adjusted EBITDAR margin to Income (loss) from continuing operations margin in accordance with U.S. GAAP.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

	(in millions)
Revenues:
Midwest segment (a)	$391.7	$333.5	$1,171.7	$980.8
South segment (a)	188.7	197.0	583.0	579.0
West segment (a)	65.3	62.9	182.1	177.2
	645.7	593.4	1,936.8	1,737.0
Corporate and other (c)	1.7	1.8	4.2	4.4
Total revenues	$647.4	$595.2	$1,941.0	$1,741.4
Adjusted EBITDAR (b):
Midwest segment (a)	$112.2	$92.8	$334.2	$299.0
South segment (a)	60.2	58.1	189.7	180.5
West segment (a)	26.7	24.2	70.8	66.8
	199.1	175.1	594.7	546.3
Corporate expenses and other (c)	(21.0)	(19.7)	(61.0)	(61.5)
Consolidated Adjusted EBITDAR (b)	178.1	155.4	533.7	484.8
Lease Payments (d)	(102.7)	(96.5)	(303.4)	(162.7)
Consolidated Adjusted EBITDA, net of Lease Payments (d)	75.4	58.9	230.3	322.1
Other benefits (costs) and adjustments:
Lease Payments (d)	102.7	96.5	303.4	162.7
Rent expense under the Meadows Lease	(4.0)	(1.0)	(12.1)	(1.0)
Depreciation and amortization	(54.1)	(54.3)	(166.3)	(162.4)
Pre-opening, development and other costs	(0.4)	(5.6)	(3.0)	(55.0)
Non-cash share-based compensation expense	(3.7)	(2.6)	(10.4)	(32.7)
Impairment of goodwill	—	11.6	—	(321.3)
Impairment of other intangible assets	—	—	—	(129.5)
Write-downs, reserves and recoveries, net	(4.2)	(6.2)	(12.7)	(13.8)
Interest expense, net	(95.9)	(94.3)	(286.6)	(239.1)
Loss on early extinguishment of debt	(0.5)	—	(0.5)	(5.2)
Loss from equity method investment	—	—	(0.1)	(0.1)
Income tax benefit (expense)	(1.4)	(3.5)	(2.4)	26.5
Income (loss) from continuing operations	$13.9	$(0.5)	$39.6	$(448.8)
Consolidated Adjusted EBITDAR margin	27.5%	26.1%	27.5%	27.8%
Income (loss) from continuing operations margin	2.2%	(0.1)%	2.0%	(25.8)%

(a)	See “Executive Summary” section for listing of properties included in each segment.

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

(c)
Corporate and other includes revenues from a live and televised poker tournament series that operates under the trade name Heartland Poker Tour (“HPT”) and management of Retama Park Racetrack located outside of San Antonio, Texas. Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Corporate expenses that are directly attributable to a property are allocated to each applicable property. Other includes expenses relating to the operation of HPT and management of Retama Park Racetrack.

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

Consolidated Overview

Total revenues for the three and nine months ended September 30, 2017 were $647.4 million and $1.9 billion, respectively, representing year over year increases of $52.2 million, or 8.8%, and $199.6 million, or 11.5%, respectively. For the three and nine months ended September 30, 2017, income from continuing operations was $13.9 million and $39.6 million, respectively, and the related margin was 2.2% and 2.0%, respectively. Consolidated Adjusted EBITDAR was $178.1 million, an increase of $22.7 million, or 14.6%, year over year, for the three months ended September 30, 2017 and was $533.7 million, an increase of $48.9 million or 10.1% year over year, for the nine months ended September 30, 2017.

The three and nine months ended September 30, 2017 include $72.9 million and $214.4 million of total revenues, respectively, and $14.4 million and $39.1 million of Adjusted EBITDAR, respectively, from the Meadows, which was acquired on September 9, 2016. Consolidated Adjusted EBITDAR margin for both the three and nine months ended September 30, 2017 was 27.5%, representing an increase of 140 basis points and a decrease of 30 basis points year over year, respectively. The decrease in Adjusted EBITDAR margin year over year for the nine months ended September 30, 2017 was driven by the acquisition of the Meadows.

For the three and nine months ended September 30, 2017, apart from the acquisition of the Meadows, total revenues and Consolidated Adjusted EBITDAR were positively impacted by the performances at L’Auberge Baton Rouge, Belterra Park,

Belterra Resort, River City and Ameristar Black Hawk, and were negatively impacted by lost business volume at L’Auberge Lake Charles, due principally to Hurricane Harvey, and at Ameristar Kansas City due to road construction surrounding the facility, and lower gaming and hospitality volume at Ameristar Vicksburg. In addition, total revenues and Consolidated Adjusted EBITDAR for the nine months ended September 30, 2017 were adversely impacted by a $3.2 million out-of-period adjustment at Ameristar Kansas City.

Total revenues for the three and nine months ended September 30, 2016 were $595.2 million and $1.7 billion, respectively. For the three and nine months ended September 30, 2016, loss from continuing operations was $0.5 million and $448.8 million, respectively. For the nine months ended September 30, 2016, loss from continuing operations was negatively impacted by non-cash impairments to goodwill, gaming licenses and trade names totaling $321.3 million, $68.5 million and $61.0 million, respectively. For the three months ended September 30, 2016, loss from continuing operations was positively impacted by a reversal of $11.6 million in non-cash goodwill impairment as a result of our finalization of our impairment analysis, which was recorded on a preliminary basis during the second quarter 2016.

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

We offer incentives to our guests through our mychoice program. Under the mychoice program, guests earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the mychoice program will be forfeited if the guest does not earn or use any reward credits over the prior six-month period. In addition, based on their level of play, guests can earn additional benefits without redeeming points, such as a car lease, among other items. During the third quarter 2017, the Company announced its intention to implement the mychoice program at the Meadows during the first quarter 2018, which currently operates its own guest loyalty program.
We accrue a liability for the estimated cost of providing these benefits as they are earned. Estimates and assumptions are made regarding the cost of providing such benefits, breakage rates, and the mixture of goods and services guests will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or guest redemption habits could produce different results. As of September 30, 2017 and December 31, 2016, we had accrued $18.6 million and $25.1 million, respectively, for the estimated cost of providing these benefits.

Segment comparison of the three and nine months ended September 30, 2017 and 2016

Midwest Segment

	For the three months ended September 30,		Change	For the nine months ended September 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016

	(in millions)			(in millions)
Gaming revenues	$352.1	$301.2	16.9%	$1,054.6	$887.6	18.8%
Total revenues	391.7	333.5	17.5%	1,171.7	980.8	19.5%
Operating income (loss)	75.5	73.4	2.9%	222.2	(22.5)	NM
Adjusted EBITDAR	112.2	92.8	20.9%	334.2	299.0	11.8%
Adjusted EBITDAR margin	28.6%	27.8%	80 bps	28.5%	30.5%	(200) bps
NM - Not Meaningful

In the Midwest segment, total revenues increased by $58.2 million, or 17.5%, and $190.9 million, or 19.5%, year over year, for the three and nine months ended September 30, 2017. Operating income for the three and nine months ended September 30, 2017 was $75.5 million and $222.2 million, respectively, as compared to operating income of $73.4 million and operating loss of $22.5 million, respectively, in the prior year periods. Adjusted EBITDAR increased by $19.4 million, or 20.9%, and $35.2 million, or 11.8%, year over year, for the three and nine months ended September 30, 2017. The acquisition of the Meadows on September 9, 2016 contributed $72.9 million and $214.4 million of total revenues, respectively, and $14.4 million and $39.1 million of Adjusted EBITDAR, respectively, to the three and nine months ended September 30, 2017, and $15.6 million of total revenues and $1.5 million of Adjusted EBITDAR to the three and nine months ended September 30, 2016. Adjusted EBITDAR margin increased year over year by 80 basis points for the three months ended September 30, 2017 and decreased year over year by 200 basis points for the nine months ended September 30, 2017, which was driven by the Meadows.

For the three and nine months ended September 30, 2017, apart from the acquisition of the Meadows, the Midwest segment total revenues and Adjusted EBITDAR benefited from the performances at Belterra Park, where gaming and hospitality volumes have continued to ramp up and marketing efficiencies continue to materialize, and River City, where gaming volume continued to increase and hospitality revenues increased, in part, from the ramp up of new food and beverage outlets. In addition, the nine months ended September 30, 2017 benefited from the performance at Belterra Resort, where modest growth in gaming revenues and an emphasis on cash hospitality revenue streams, resulted in Adjusted EBITDAR growth. The Midwest segment operating results for the three and nine months ended September 30, 2017 were negatively impacted by lost business volume at Ameristar Kansas City due to road construction surrounding the facility. Additionally, the Midwest segment total revenues and Adjusted EBITDAR for the nine months ended September 30, 2017, were adversely impacted by a $3.2 million out-of-period adjustment at Ameristar Kansas City.

For the three and nine months ended September 30, 2016, the Midwest segment operating results benefited from the performance at Belterra Park, where gaming volume continued to ramp up and cost efficiencies were realized, and Belterra, where modest growth in gaming and hospitality revenues and operational efficiencies, resulted in Adjusted EBITDAR growth. The Midwest segment operating results for the three and nine months ended September 30, 2016 were negatively impacted by lost business volume at Ameristar St. Charles due primarily to major Interstate 70 interchange construction that impeded access to the property and a casino floor renovation program. In addition, the nine months ended September 30, 2016 includes $228.3 million of non-cash impairment to goodwill and other intangible assets as a result of the Spin-Off and Merger, which resulted in an operating loss. The three months ended September 30, 2016 includes the reversal of $11.6 million of non-cash impairment to goodwill as a result of our finalization of our impairment analysis, which was recorded on a preliminary basis during the second quarter 2016.

South Segment

	For the three months ended September 30,		Change	For the nine months ended September 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016

	(in millions)			(in millions)
Gaming revenues	$169.0	$177.3	(4.7)%	$525.0	$521.2	0.7%
Total revenues	188.7	197.0	(4.2)%	583.0	579.0	0.7%
Operating income (loss)	42.3	34.5	22.6%	134.8	(64.0)	NM
Adjusted EBITDAR	60.2	58.1	3.6%	189.7	180.5	5.1%
Adjusted EBITDAR margin	31.9%	29.5%	240 bps	32.5%	31.2%	130 bps
NM - Not Meaningful

In the South segment, total revenues decreased by $8.3 million, or 4.2%, and increased by $4.0 million, or 0.7%, year over year, for the three and nine months ended September 30, 2017. Operating income for the three and nine months ended September 30, 2017 was $42.3 million and $134.8 million, respectively, as compared to operating income of $34.5 million and operating loss of $64.0 million, respectively, in the prior year periods. Adjusted EBITDAR increased by $2.1 million, or 3.6%, and $9.2 million, or 5.1%, year over year, for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2017, Adjusted EBITDAR margin increased year over year by 240 basis points and 130 basis points, respectively.

For the three and nine months ended September 30, 2017, the South segment total revenues and Adjusted EBITDAR benefited from the performance at L’Auberge Baton Rouge, which continued to experience gaming and hospitality revenue growth as well as achieved operational efficiencies principally relating to marketing efforts. In addition, the nine months ended September 30, 2017 benefited from the performance at Boomtown New Orleans, where modest growth in gaming revenues helped drive an increase in Adjusted EBITDAR. Despite lost business volume at L’Auberge Lake Charles, due principally to Hurricane Harvey, during the three months ended September 30, 2017, a focus on improving operational efficiencies led to Adjusted EBITDAR margin expansion during the three and nine months ended September 30, 2017. Ameristar Vicksburg experienced lower gaming and hospitality volume during the three and nine months ended September 30, 2017.

For the three and nine months ended September 30, 2016, the South segment operating results benefited from the performance at L’Auberge Baton Rouge despite disruption from severe rain and flooding, which reduced visitation for approximately two weeks in August 2016. South segment operating results for the three and nine months ended September 30, 2016 also benefited from the year over year performance at L’Auberge Lake Charles. In addition, we recorded $179.9 million of non-cash impairment to goodwill and other intangible assets as a result of the Spin-Off and Merger, which resulted in an operating loss for the nine months ended September 30, 2016.

West Segment

	For the three months ended September 30,		Change	For the nine months ended September 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016

	(in millions)			(in millions)
Gaming revenues	$54.2	$51.6	5.0%	$151.8	$147.9	2.6%
Total revenues	65.3	62.9	3.8%	182.1	177.2	2.8%
Operating income	21.8	19.2	13.5%	54.7	8.6	NM
Adjusted EBITDAR	26.7	24.2	10.3%	70.8	66.8	6.0%
Adjusted EBITDAR margin	40.9%	38.5%	240 bps	38.9%	37.7%	120 bps
NM - Not Meaningful

In the West segment, total revenues increased by $2.4 million, or 3.8%, and $4.9 million, or 2.8%, year over year, for the three and nine months ended September 30, 2017. Operating income for the three and nine months ended September 30, 2017 was $21.8 million and $54.7 million, respectively, as compared to operating income of $19.2 million and $8.6 million, respectively, in the prior year periods. Adjusted EBITDAR increased by $2.5 million, or 10.3%, and $4.0 million, or 6.0%, year over year, for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2017, Adjusted EBITDAR margin increased year over year by 240 basis points and 120 basis points, respectively.

For the three and nine months ended September 30, 2017, the West segment operating results were positively impacted by the performance at Ameristar Black Hawk, which continues to experience growth in total revenues and Adjusted EBITDAR. The performance at the Jackpot Properties positively impacted operating results during the three months ended September 30, 2017, but the nine months ended September 30, 2017, was negatively impacted by adverse weather conditions, which decreased guest visitation, during the first quarter 2017.

For the three and nine months ended September 30, 2016, the West segment operating results were driven by year over year increases in total revenues and Adjusted EBITDAR at the Jackpot Properties due primarily to the opening of the newly renovated buffet at Cactus Petes in April 2016 and continued operational efficiencies at Ameristar Black Hawk along with modest improvement in total revenues. The nine months ended September 30, 2016 includes $42.6 million of non-cash impairment to goodwill and other intangible assets as a result of the Spin-Off and Merger.

Other factors affecting income (loss) from continuing operations
The following is a description of the other benefits (costs) affecting income (loss) from continuing operations for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,		Change	For the nine months ended September 30,		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016

	(in millions)			(in millions)
Other benefits (costs):
Corporate expenses and other	$(21.0)	$(19.7)	6.6%	$(61.0)	$(61.5)	(0.8)%
Rent expense under the Meadows Lease	$(4.0)	$(1.0)	NM	$(12.1)	$(1.0)	NM
Depreciation and amortization	$(54.1)	$(54.3)	(0.4)%	$(166.3)	$(162.4)	2.4%
Pre-opening, development and other costs	$(0.4)	$(5.6)	(92.9)%	$(3.0)	$(55.0)	(94.5)%
Share-based compensation expense	$(3.7)	$(2.6)	42.3%	$(10.4)	$(32.7)	(68.2)%
Impairment of goodwill	$—	$11.6	NM	$—	$(321.3)	NM
Impairment of other intangible assets	$—	$—	NM	$—	$(129.5)	NM
Write-downs, reserves and recoveries, net	$(4.2)	$(6.2)	(32.3)%	$(12.7)	$(13.8)	(8.0)%
Interest expense, net	$(95.9)	$(94.3)	1.7%	$(286.6)	$(239.1)	19.9%
Loss on early extinguishment of debt	$(0.5)	$—	NM	$(0.5)	$(5.2)	(90.4)%
Loss from equity method investment	$—	$—	NM	$(0.1)	$(0.1)	—%
Income tax benefit (expense)	$(1.4)	$(3.5)	(60.0)%	$(2.4)	$26.5	NM
NM - Not Meaningful

Corporate expenses and other is principally comprised of corporate overhead expenses, HPT, and the management of Retama Park Racetrack. For the three months ended September 30, 2017, corporate expenses and other increased year over year by $1.3 million to $21.0 million and decreased by $0.5 million year over year to $61.0 million for the nine months ended September 30, 2017. The increase, as compared to the prior year period, for the three months ended September 30, 2017 is primarily the result of higher compensation costs.

Rent expense under the Meadows Lease relates to the rent expense recorded for the Meadows Lease with GLPI, which commenced on September 9, 2016.

Depreciation and amortization decreased for the three months ended September 30, 2017, as compared to the prior year period, primarily as a result of the accelerated method of amortization on player relationships, and increased for the nine months ended September 30, 2017, as compared to the prior year period, due primarily to the timing of the Meadows acquisition, which closed on September 9, 2016, partially offset by the decrease associated with the amortization on player relationships.

Pre-opening, development and other costs for the three and nine months ended September 30, 2017 and 2016, consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

	(in millions)
Restructuring costs (1)	$0.2	$1.3	$0.9	$48.1
Meadows acquisition costs (2)	—	4.1	0.2	6.2
Other	0.2	0.2	1.9	0.7
Total pre-opening, development and other costs	$0.4	$5.6	$3.0	$55.0

(1)	Amounts comprised principally of costs associated with the Spin-Off and Merger.

(2)	Amounts comprised principally of legal, advisory and other costs associated with the acquisition and integration of the Meadows.

Share-based compensation expense increased for the three months ended September 30, 2017, as compared to the prior year period, principally as a result of share-based payment awards granted during the nine months ended September 30, 2017, and decreased for the nine months ended September 30, 2017, as compared to the prior year period, primarily due to the $22.6 million of incremental expense attributable to the accelerated vesting of share-based payment awards as a result of the Spin-Off and Merger, which is included in the prior year period.

Impairment of goodwill for the nine months ended September 30, 2016 consists of a non-cash impairment charge of $321.3 million. Given that the Spin-Off and Merger transactions represented a significant financial restructuring event that increased our cash flow obligations in connection with the Master Lease, we concluded that an indicator of impairment existed as of April 28, 2016, the closing date of the transactions. During the second quarter 2016, we performed a preliminary impairment assessment, which resulted in a non-cash impairment to goodwill of $332.9 million. During the three months ended September 30, 2016, we completed our impairment assessment on goodwill, which resulted in the reversal of $11.6 million of non-cash impairment to goodwill.

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

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

	(in millions)
Loss on sales or disposals of long-lived assets, net	$3.0	$6.2	$7.8	$13.1
Impairment of held-to-maturity securities	—	—	3.8	—
Impairment of long-lived assets	—	—	—	0.2
Other	1.2	—	1.1	0.5
Write-downs, reserves and recoveries, net	$4.2	$6.2	$12.7	$13.8

Loss on sales or disposals of long-lived assets, net: During the three and nine months ended September 30, 2017 and 2016, we recorded net losses related primarily to sales or disposals of building improvements and furniture, fixtures and equipment in the normal course of business.

Impairment of held-to-maturity securities: During the nine months ended September 30, 2017, as a result of the lack of legislative progress and on-going negative operating results at Retama Park Racetrack, we recorded an other-than-temporary impairment on our local government corporation bonds issued by Retama Development Corporation, a local government corporation of the City of Selma, Texas.

Interest expense, net, consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

	(in millions)
Interest expense from financing obligation (1)	$83.8	$83.6	$247.7	$141.9
Interest expense from debt (2)	12.2	11.0	39.2	95.3
Interest income	(0.1)	(0.3)	(0.3)	(0.5)
Capitalized interest	—	—	—	(0.1)
Other (3)	—	—	—	2.5
Interest expense, net	$95.9	$94.3	$286.6	$239.1

(1)	Total lease payments under the Master Lease for the three and nine months ended September 30, 2017 and 2016 were $96.5 million, $284.4 million, $95.0 million, and $161.1 million, respectively.

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

For the three months ended September 30, 2017, interest expense increased as compared to the prior year period due to an increase in interest expense incurred related to our debt borrowings, principally as a result of the issuance of $125.0 million in Additional 5.625% Notes (as defined in the “Liquidity and Capital Resources” section below) on October 12, 2016. For the nine months ended September 30, 2017, interest expense increased as compared to the prior year period due principally to the interest expense incurred under the Master Lease financing obligation, which offset the decrease in interest expense incurred related to our debt borrowings.

For the three and nine months ended September 30, 2017, excluding the amortization of debt issuance costs and original issuance discounts/premiums, interest expense was $94.1 million and $279.7 million, respectively, as compared to $93.3 million and $233.1 million for the three and nine months ended September 30, 2016, respectively.

Loss on early extinguishment of debt for the three and nine months ended September 30, 2017 relates to the repayment, in full, of the Term Loan B Facility (as defined in the “Liquidity and Capital Resources” section below). The loss for the nine months ended September 30, 2016 relates to the repayment, in full, of the Former Senior Secured Credit Facilities (as defined in the “Liquidity and Capital Resources” section below). The losses included the write-off of unamortized debt issuance costs and/or original issuance discount.

Loss on equity method investment represents losses recognized for our allocable share of an investment in a land re-vitalization project in downtown St. Louis.
Income tax benefit (expense) effective rates for continuing operations for the three and nine months ended September 30, 2017, was 9.3%, or an expense of $1.4 million, and 5.8%, or an expense of $2.4 million, respectively, as compared to an effective tax rate of 117.7%, or an expense of $3.5 million, and 5.6%, or a benefit of $26.5 million, respectively, for the corresponding prior year periods. The rates include the tax impact of certain discrete items, including changes in the tax status of certain of our legal entities. In general, our effective tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, changes in unrecognized tax benefits, changes in valuation allowance and state taxes.
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
As previously noted, the failed sale-leaseback is accounted for as a financing obligation. As a result, the gaming facilities are presented on the Company’s unaudited Condensed Consolidated Balance Sheet at historical cost, net of accumulated depreciation, and the financing obligation is recognized and amortized over the lease term. For federal and state income tax purposes, the Spin-Off and the subsequent leaseback of the gaming facilities is an operating lease. As such, the Company recognizes no tax bases in the leased gaming facilities, which creates basis differences that give rise to deferred taxes under ASC Topic 740, Income Taxes.
LIQUIDITY AND CAPITAL RESOURCES

We generally produce significant positive operating cash flow, though this is not always reflected in our reported net income (loss) due to large non-cash charges such as impairments to goodwill and other intangible assets and depreciation and amortization. However, our ongoing liquidity will depend on a number of factors, including available cash resources, operating cash flow, funding of construction of development projects, and our compliance with covenants contained under our debt agreements. As of September 30, 2017, we held $144.4 million of cash and cash equivalents. As of September 30, 2017, we had $161.0 million drawn on our $400.0 million Revolving Credit Facility (as defined below) and $9.2 million committed under various letters of credit.

	For the nine months ended September 30,		Change
	2017	2016	2017 vs. 2016

	(in millions)
Net cash provided by operating activities	$192.7	$165.6	16.4%
Net cash used in investing activities	$(57.7)	$(167.5)	(65.6)%
Net cash used in financing activities	$(175.7)	$(7.4)	NM
NM - Not Meaningful
Operating Cash Flow
Our net cash provided by operating activities for the nine months ended September 30, 2017, as compared to the prior year period, increased due to the Meadows, expenses and other costs associated with the completion of the Spin-Off and Merger incurred in the prior year, and a decrease in interest payments made on long-term debt, offset by an increase in interest payments made on the financing obligation of $105.8 million, an increase in lease payments made under the Meadows Lease of $17.4 million, and a decrease due to the timing of payments and receipts of working capital items.

Investing Cash Flow

The following is a summary of our capital expenditures by segment:

	For the nine months ended September 30,
	2017	2016

	(in millions)
Midwest segment	$30.5	$42.1
South segment	15.0	21.6
West segment	3.4	6.7
Corporate and other, including development projects	7.5	2.7
Total capital expenditures	$56.4	$73.1

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

The Meadows Lease provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. As of September 30, 2017, annual rent under the Meadows Lease was $25.1 million, payable in monthly installments, and comprised of a base rent of $13.7 million, which is subject to certain adjustments, and a percentage rent of $11.4 million. The base rent is subject to an annual escalation of up to 5% for the initial 10-year term or until the lease year in which base rent plus percentage rent is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 1.8:1 during the second year of the lease, 1.9:1 during the third year of the lease and 2.0:1 during the fourth year of the lease and thereafter. As a result of the annual escalation of the base rent, beginning in October 2017, we pay annual rent of $25.8 million. The percentage rent is fixed for the first two years and will be adjusted every two years to establish a new fixed amount for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period.

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
As of September 30, 2017, the annual rent under the Master Lease was $382.8 million, which was comprised of the land base rent, the building base rent and the percentage rent, which were $44.1 million, $294.6 million and $44.1 million, respectively.
During the nine months ended September 30, 2017 and 2016, the Company made principal payments on the Master Lease financing obligation of $36.7 million and $19.2 million, respectively.

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

Senior Secured Credit Facilities

As of September 30, 2017, we had $161.0 million drawn under the Revolving Credit Facility, $173.4 million of loans outstanding under the Term Loan A Facility and $9.2 million committed under various letters of credit. During the nine months ended September 30, 2017, we retired $172.2 million in aggregate principal amount of debt under the Term Loan A Facility and Term Loan B Facility and drew $53.8 million on the Revolving Credit Facility. The net debt retired during the nine months ended September 30, 2017 was accomplished principally with operating cash flow. During the three months ended September 30, 2017, the Company fully repaid the outstanding principal amount of the Term Loan B Facility.
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

Loans under the Senior Secured Credit Facilities may be prepaid at par and commitments under the Revolving Credit Facility may be reduced at any time, in whole or in part, without premium or penalty (except for LIBOR breakage costs). Loans under the Senior Secured Credit Facilities are subject to mandatory prepayment with (i) a percentage of the Company’s excess cash flow depending on the Consolidated Total Net Leverage Ratio of the Company, (ii) net cash proceeds from asset sales and casualty and condemnation events (subject to customary reinvestment rights and other customary exceptions) and (iii) net cash proceeds from the issuance or incurrence of indebtedness after the closing date (subject to customary exceptions).

All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, subject to certain customary exceptions. All obligations of the Company under the Senior Secured Credit Facilities and the guarantees of those obligations are secured by a first priority security interest in substantially all of the assets of the Company and the guarantors thereto, subject to certain exceptions. The property pledged by the Company and such guarantors includes a first priority pledge of the leasehold interests of tenant in the Master Lease; a first priority pledge of all of the equity interests owned by the Company and such guarantors in the direct wholly-owned domestic subsidiaries of the Company and such guarantors.

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

As of September 30, 2017, we were in compliance with the financial covenant ratios under the Senior Secured Credit Facilities and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

5.625% Notes due 2024

The Existing 5.625% Notes were issued at par, mature on May 1, 2024, and bear interest at the rate of 5.625% per annum. Interest on the Existing 5.625% Notes is payable semi-annually on May 1st and November 1st of each year, commencing November 1, 2016. On October 12, 2016, we issued an additional $125.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the “Additional 5.625% Notes” and together with the Existing 5.625% Notes, the “5.625% Notes”), under the bond indenture governing the Existing 5.625% Notes issued on April 28, 2016, as amended and supplemented by that certain first supplemental indenture, dated as of October 12, 2016. The Additional 5.625% Notes were issued at par plus a premium of 50 basis points. The 5.625% Notes were issued pursuant to Rule 144A of the Securities Act of 1933, as amended. In June 2017, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) to offer to exchange the 5.625% Notes for a new issue of registered 5.625% Notes, which was declared effective by the SEC in July 2017. The offer to exchange closed in August 2017.

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

The 5.625% Notes are the Company’s senior unsecured obligations and rank pari passu in right of payment with all of the Company’s senior unsecured indebtedness, and senior in right of payment to all of the Company’s subordinated indebtedness, without giving effect to collateral arrangements. The 5.625% Notes are effectively subordinated to the Company’s secured indebtedness, including the Senior Secured Credit Facilities, to the extent of the value of the assets securing such indebtedness. The 5.625% Notes are not guaranteed by any of the Company’s subsidiaries, except in the event that the Company in the future incurs certain subsidiary-guaranteed unsecured indebtedness, and, therefore, the 5.625% Notes are structurally subordinated to all liabilities of the Company’s subsidiaries, including their guarantees of the Company’s Senior Secured Credit Facilities.

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

Share Repurchase Programs

In May 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million of our common stock, which we completed in July 2016. In August 2016, our Board of Directors authorized an additional share repurchase program of up to $50.0 million of our common stock. During the nine months ended September 30, 2017, and 2016, we repurchased 1.1 million shares of common stock for $21.8 million and 5.5 million shares of common stock for $61.3 million, respectively.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
There were no material changes during the three months ended September 30, 2017 to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

CRITICAL ACCOUNTING ESTIMATES
A description of our critical accounting estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. For a more extensive discussion of our accounting policies, see Note 1, “Organization and Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no newly identified critical accounting policies and estimates in the third quarter 2017, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of September 30, 2017, we had $161.0 million drawn under our Revolving Credit Facility and had $9.2 million committed under various letters of credit. In addition, as of September 30, 2017, we had $173.4 million of principal outstanding under the Term Loan A Facility.
Loans under the Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter.
As of September 30, 2017, for every 50 basis points decrease in LIBOR, our annual interest expense would decrease by approximately $1.7 million and our annual interest expense would increase by approximately $1.7 million for every 50 basis points increase in LIBOR, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations as of September 30, 2017. As of September 30, 2017, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—	$161,000	$—	$161,000	$157,780
Interest Rate	2.98%	2.98%	2.98%	2.98%	2.98%	—	2.98%
Term Loan A Facility	$2,313	$11,562	$16,188	$18,500	$124,875	$—	$173,438	$173,437
Interest Rate	2.98%	2.98%	2.98%	2.98%	2.98%	—	2.98%
5.625% Notes	$—	$—	$—	$—	$—	$500,000	$500,000	$511,850
Interest Rate	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%
Other	$2	$9	$9	$10	$11	$30	$71	$71
Interest Rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2017. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

The following table contains information with respect to purchases made by or on behalf of Pinnacle or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may be Purchased Under the Plans or Programs (2)
July 1 - July 31, 2017	—	$—	—	$29,922,918
August 1 - August 31, 2017	423,398	$19.40	423,398	$21,707,796
September 1 - September 30, 2017	698,477	$19.51	698,477	$8,080,345
Total	1,121,875	$19.47	1,121,875	$8,080,345

(1)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(2)
In August 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million of our common stock. As of November 6, 2017, under this program, we have repurchased 2.8 million shares of our common stock for $42.4 million.

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

101*
Financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	November 9, 2017	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

101*
Financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):
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