Form 10-K
period 2017-12-31
Pinnacle Entertainment, Inc.
filed 2018-03-01
CIK 1656239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     _
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2017 was $1,090 million based on a closing price of $19.76 per share of common stock as reported on The NASDAQ Stock Market LLC.
The number of outstanding shares of the registrant’s common stock as of the close of business on February 23, 2018 was 58,133,737.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2018 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PINNACLE ENTERTAINMENT, INC.

(Continued)

Exhibit 3.1
Exhibit 4.23
Exhibit 4.24
Exhibit 10.15
Exhibit 10.26
Exhibit 10.33
Exhibit 11
Exhibit 12
Exhibit 21
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 99.1
EX101 Instance Document
EX101 Schema Document
EX101 Calculation Linkbase Document
EX101 Definition Linkbase Document
EX101 Label Linkbase Document
EX101 Presentation Linkbase Document

PART I

Item 1.	Business

Overview

The Company

Pinnacle Entertainment, Inc. owns and operates 16 gaming, hospitality and entertainment businesses, of which 15 operate in leased facilities. Our owned facility is located in Ohio and our leased facilities are located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada and Pennsylvania. The leased facilities located outside of Pennsylvania are subject to the Master Lease (as defined below) and our leased facility located in Pennsylvania is subject to the Meadows Lease (as defined below). We view each of our operating businesses as an operating segment with the exception of our two businesses in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into three reportable segments: Midwest, South and West (see “Operating Properties” below).

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and our mychoice guest loyalty program. We seek to improve cash flows by focusing on operational excellence and efficiency while trying to exceed our guests’ expectations of value. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

Over the last several years, we have grown through strategic acquisitions, notably the acquisition of Ameristar Casinos, Inc. (“Ameristar”) in August 2013 and the acquisition of The Meadows Racetrack and Casino (“Meadows”) in September 2016, as well as through the development and opening of three properties: Belterra Park, L’Auberge Baton Rouge and River City. We have also made strategic dispositions over the last several years, notably the April 2016 sale-leaseback of the majority of our real estate assets to Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust, and the sale of the equity interests in subsidiaries that operated the Lumiére Place Casino, HoteLumiére, and the Four Seasons Hotel St. Louis (collectively, the “Lumiére Place Casino and Hotels”).

References herein to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates. References to “Former Pinnacle” refer to Pinnacle Entertainment, Inc. prior to the Spin-Off and Merger (as such terms are defined below).

Proposed Company Sale

On December 17, 2017, Pinnacle entered into an Agreement and Plan of Merger (the “Penn National Merger Agreement”) with Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and Franchise Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Penn National (“Franchise Merger Sub”), providing for the merger of Franchise Merger Sub with and into Pinnacle (the “Proposed Company Sale”), with Pinnacle surviving the Proposed Company Sale as a wholly-owned subsidiary of Penn National.

At the effective time of the Proposed Company Sale, each share of Pinnacle common stock, par value $0.01 per share (the “Pinnacle Common Stock”), issued and outstanding immediately prior to the effective time (other than shares held by Penn National and other than dissenting shares) will be canceled and converted automatically into the right to receive (i) $20.00 in cash (plus, if the Proposed Company Sale is not consummated on or prior to October 31, 2018, $0.01 for each day during the period commencing on November 1, 2018 through the effective time of the Proposed Company Sale) (the “Cash Consideration”) and (ii) 0.42 shares of common stock, par value $0.01 per share, of Penn National (the “Penn National Common Stock”) (the “Exchange Ratio”; together with the Cash Consideration and cash required to be paid in lieu of fractional shares of Penn National Common Stock, the “Proposed Company Sale Consideration”).

In connection with the Proposed Company Sale, Penn National entered into (i) a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Boyd Gaming Corporation (“Boyd”), to which Pinnacle will become a party immediately prior to the Proposed Company Sale, pursuant to which a subsidiary of Boyd will acquire the gaming and related operations of Ameristar St. Charles, Ameristar Kansas City, Belterra Resort and Belterra Park, in connection with the Proposed Company Sale; and (ii) definitive agreements with a subsidiary of GLPI, a Pennsylvania corporation, to which Pinnacle will become a party immediately prior to the Proposed Company Sale, pursuant to which GLPI’s subsidiary will acquire the real estate associated with Belterra Park, from Pinnacle, and Plainridge Park Casino in Plainville, Massachusetts, from Penn National. At the closing of the transactions contemplated by the Membership Interest Purchase Agreement, GLPI

and Boyd will enter into a master lease agreement for the gaming operations acquired by Boyd and Penn National will assume Pinnacle’s existing Master Lease and Meadows Lease and enter into certain amendments thereto.

Completion of the Proposed Company Sale is subject to certain conditions, many of which are beyond our control, including, among others: (1) receipt of the approval of stockholders of both Penn National and Pinnacle as required for the transaction, including the approval of the issuance of Penn National’s common stock in connection with the Proposed Company Sale Consideration; (2) the absence of any injunction, restraining order or other orders or laws prohibiting the consummation of the Proposed Company Sale; (3) the expiration or termination of any waiting period applicable to the Proposed Company Sale under the Hart-Scott-Rodino Antitrust Improvement Acts of 1976, as amended; (4) the receipt of all required regulatory approvals in a timely manner (including receipt of necessary approvals from gaming regulatory authorities); (5) the registration of the shares of Penn National to be issued to stockholders of Pinnacle; and (6) the listing of the shares of Penn National on The NASDAQ Stock Market LLC (“NASDAQ”). The obligation of each party to consummate the Proposed Company Sale is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligations under the Penn National Merger Agreement. Subject to the satisfaction or waiver of the closing conditions, the Proposed Company Sale is expected to close in the second half of 2018. If the Proposed Company Sale is completed, Pinnacle stockholders will hold approximately 22% of the combined company’s outstanding shares.

If the Proposed Company Sale is not consummated on or before October 31, 2018, subject to certain limited extensions (including pursuant to Penn National’s election to extend under certain circumstances) provided in the Penn National Merger Agreement, either party may terminate the Penn National Merger Agreement. Consummation of the Proposed Company Sale is not subject to a financing condition.

There can be no assurance that the Proposed Company Sale will be completed as contemplated. Furthermore, there are a number of risks and uncertainties to our business related to the Proposed Company Sale. For additional information, please see Item 1A. “Risk Factors, Risks Relating to the Proposed Company Sale to Penn National.”

Spin-Off and Merger

On April 28, 2016, Former Pinnacle completed the transactions under the terms of a definitive agreement with GLPI (the “GLPI Merger Agreement”). Pursuant to the terms of the GLPI Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into the Company, a newly formed subsidiary initially named PNK Entertainment, Inc., and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of the Company (such distribution referred to as the “Spin-Off”). As a result, Former Pinnacle stockholders received one share of the Company’s common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Gold Merger Sub, LLC, a wholly-owned subsidiary of GLPI (“Merger Sub”), then merged with and into Former Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly-owned subsidiary of GLPI. Immediately following the Merger, the Company was renamed Pinnacle Entertainment, Inc.

In connection with the Spin-Off and Merger, we entered into a triple-net master lease agreement for the fourteen gaming facilities acquired by GLPI (the “Master Lease”). The Master Lease has an initial term of 10 years with five subsequent, five-year renewal periods at our option.

Acquisition of the Meadows Business

On September 9, 2016, we closed on a purchase agreement (the “Purchase Agreement”) with GLP Capital, L.P. (“GLPC”), a subsidiary of GLPI, pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania for base consideration of $138.0 million, subject to certain adjustments. The purchase price, after giving effect to such adjustments, was $134.0 million. As a result of the transaction, we own and operate the Meadows’ gaming, entertainment and harness racing business subject to a triple-net lease of its underlying real estate with GLPI (the “Meadows Lease” and collectively with the Master Lease, the “Leases”).

Operating Properties

The following table presents selected statistical and other information concerning the properties in which we operate our businesses as of December 31, 2017:

	Location	Opening Year	Casino Square Footage	Slot Machines/ Video Lottery Terminals	Table Games	Hotel Rooms (1)	Food & Beverage Outlets (2)	Parking Spaces
Midwest segment
Ameristar Council Bluffs	Council Bluffs, IA	1996	38,500	1,525	25	444	8	3,017
Ameristar East Chicago	East Chicago, IN	1997	56,000	1,720	72	288	5	2,468
Ameristar Kansas City	Kansas City, MO	1997	140,000	2,121	74	184	13	8,320
Ameristar St. Charles	St. Charles, MO	1994	130,000	2,290	75	397	15	6,775
Belterra Resort	Florence, IN	2000	47,000	1,190	42	662	6	2,528
Belterra Park	Cincinnati, OH	2014	51,800	1,362	—	—	5	2,318
Meadows	Washington, PA	2009	131,000	3,052	87	—	15	3,912
River City	St. Louis, MO	2010	90,000	1,925	53	200	10	4,122

South segment
Ameristar Vicksburg	Vicksburg, MS	1994	70,000	1,335	37	149	4	3,063
Boomtown Bossier City	Bossier City, LA	1996	30,000	864	16	187	4	1,867
Boomtown New Orleans	New Orleans, LA	1994	30,000	1,205	28	150	5	1,907
L’Auberge Baton Rouge	Baton Rouge, LA	2012	74,000	1,440	49	205	9	2,689
L’Auberge Lake Charles	Lake Charles, LA	2005	70,000	1,518	75	995	10	3,236

West segment
Ameristar Black Hawk	Black Hawk, CO	2001	56,000	1,183	62	535	6	1,500
Cactus Petes and Horseshu	Jackpot, NV	1956	29,000	740	21	416	9	912
			1,043,300	23,470	716	4,812	124	48,634

(1)
Includes 284 rooms at Ameristar Council Bluffs operated by a third party and located on land leased by us and subleased to such third party and 54 rooms at Belterra Resort relating to the Ogle Haus Inn, which is operated by us and located near Belterra Resort.

(2)	Includes one outlet each at Ameristar Kansas City and Meadows that are subleased to and operated by third parties.
Midwest Segment
The Ameristar Council Bluffs property is located across the Missouri River from Omaha, Nebraska and includes the largest riverboat in Iowa. This location serves the Omaha and southwestern Iowa markets. Ameristar Council Bluffs operates one of three gaming licenses issued in the Council Bluffs gaming market pursuant to an operating agreement with the Iowa West Racing Association. The two other licenses are operated by a single company and consist of two land-based casinos.
The Ameristar East Chicago property is located approximately 25 miles from downtown Chicago, Illinois and serves metropolitan Chicago and Northwest Indiana. Ameristar East Chicago’s core competitive markets include Northwest Indiana and Northeast Illinois.
The Ameristar Kansas City property, located approximately seven miles from downtown Kansas City, Missouri, has one of the largest casino floors in Missouri. The property attracts guests from the greater Kansas City area as well as regional overnight guests. Ameristar Kansas City competes with several other gaming operations located in or around Kansas City, Missouri and other regional Midwest markets.
The Ameristar St. Charles and River City properties are located in the St. Louis, Missouri metropolitan area. Ameristar St. Charles is located in St. Charles at the Missouri River, strategically situated to attract guests from the St. Charles and the greater St. Louis areas as well as tourists from outside the region. The property, which is in close proximity to the St. Charles convention facility, is located along the western bank of the Missouri River. The River City property is located just south of the confluence of the Mississippi River and the River des Peres in the south St. Louis community of Lemay, Missouri. Both of the

St. Louis properties compete with other gaming operations located in the metropolitan St. Louis area and other regional Midwest markets. Two of these competitors are located in Illinois.
The southern Indiana property, Belterra Resort, is located along the Ohio River near Vevay, Indiana, approximately 50 minutes from downtown Cincinnati, Ohio, 70 minutes from Louisville, Kentucky, and 90 minutes from Lexington, Kentucky. Belterra Resort is also approximately two and one-half hours from Indianapolis, Indiana. Belterra Resort currently competes with four dockside riverboat casinos; a casino resort in French Lick, Indiana, approximately 100 miles west of Belterra Resort, two racetrack casinos in the Indianapolis, Indiana metropolitan area, and multiple casino and racino developments in the state of Ohio, including Belterra Park.
Belterra Park is located approximately 10 miles southeast of downtown Cincinnati, Ohio, situated along the Ohio River. Belterra Park faces competition from casinos and racinos in Ohio and Indiana, including Belterra Resort. In addition to the offerings presented in the table above, Belterra Park offers live racing and pari-mutuel wagering.
The Meadows property is located in Washington, Pennsylvania, approximately 25 miles south of Pittsburgh, Pennsylvania. The Meadows faces competition from casinos and racinos in Ohio, Indiana, Pennsylvania and West Virginia. In addition to the offerings presented in the table above, the Meadows offers a simulcast betting parlor, a harness racetrack and a bowling alley.
South Segment
The Ameristar Vicksburg property is located in Vicksburg, Mississippi along the Mississippi River approximately 45 miles west of Mississippi’s largest city, Jackson. Ameristar Vicksburg is the largest dockside casino in central Mississippi. The property caters primarily to guests from the Vicksburg and Jackson, Mississippi and Monroe, Louisiana areas, along with tourists visiting the area. Ameristar Vicksburg primarily competes with three other gaming operations located in Vicksburg. The property also faces competition from two casinos owned by a Native American tribe in Philadelphia, Mississippi, located about 70 miles east of Jackson and 115 miles east of Vicksburg and from gaming operations located in or immediately surrounding Biloxi, Mississippi and the broader Mississippi Gulf Coast area.
Boomtown Bossier City is located in Bossier City, Louisiana. Boomtown Bossier City features a hotel adjoining a dockside riverboat casino and competes with five dockside riverboat casino hotels, a racetrack slot operation and large Native American casinos in southern Oklahoma. Such Native American facilities are approximately 60 miles north of Dallas, Texas.
Boomtown New Orleans is the only casino in the West Bank area, across the Mississippi River from downtown New Orleans, Louisiana. Boomtown New Orleans competes with a large land-based casino in downtown New Orleans, two riverboat casinos, a racetrack with slot machines and numerous truck stop casinos with video poker machines, as well as casinos on the Mississippi Gulf Coast.
L’Auberge Baton Rouge is located approximately 10 miles southeast of downtown Baton Rouge, Louisiana. L’Auberge Baton Rouge offers a fully-integrated casino entertainment experience. This property competes directly with two casinos in the Baton Rouge area and other resort facilities regionally in New Orleans and the Mississippi Gulf Coast.
L’Auberge Lake Charles, located in Lake Charles, Louisiana, offers one of the closest full-scale casino hotel facilities to Houston, Texas, as well as to the Austin, Texas and San Antonio, Texas metropolitan areas. The location is approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively. This property competes with other full-service regional and destination resort casinos, including those in Lake Charles, Louisiana; New Orleans, Louisiana; Biloxi, Mississippi; and Las Vegas, Nevada. L’Auberge Lake Charles also competes with a land-based Native American casino, which is approximately 43 miles northeast of Lake Charles; a racetrack slot operation located approximately 25 miles to the west; and numerous truck stops with slot machines in many parishes of Louisiana.
West Segment
The Ameristar Black Hawk property, located in the center of the Black Hawk gaming district, is approximately 40 miles west of Denver, Colorado. The property caters primarily to patrons from the Denver metropolitan area and surrounding states and primarily competes with 23 other gaming operations located in the Black Hawk and Central City gaming market in Colorado.
The Cactus Petes and Horseshu properties (collectively, “the Jackpot Properties”) are located in Jackpot, Nevada, just south of the Idaho border. The Jackpot Properties serve guests primarily from Idaho, and secondarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces. The Jackpot Properties compete primarily with three other hotels and motels (all of which also have casinos) in Jackpot and a Native American casino and hotel near Pocatello, Idaho.

Other Assets and Operations

We own and operate the Heartland Poker Tour, which is a live and televised poker tournament series.

We own 75.5% of the equity of Pinnacle Retama Partners, LLC, which is the owner of the racing license utilized in the operation of Retama Park Racetrack. We also have a management contract with Retama Development Corporation to manage the day-to-day operations of Retama Park Racetrack.

Financial information about segments and geographic areas is incorporated by reference from Note 13, “Segment Information,” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Competition
We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our businesses compete directly with other gaming businesses in each state in which we operate, as well as businesses in other states. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all, as compared to us. We believe that increased legalized gaming in certain states, particularly in areas close to where our existing gaming businesses are located; the development or expansion of Native American gaming in or near the states in which we operate; and the potential legalization of internet gaming could create additional competition for us and could adversely affect our operations or proposed development projects.

Government Regulation and Gaming Issues

The gaming industry is highly regulated, and we must obtain and maintain certain licenses to continue our operations. Each of the casinos on which we operate is subject to extensive regulation under the laws, rules and regulations of the jurisdiction in which it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. For a more detailed description of the statutes and regulations to which we are subject, please see Exhibit 99.1, “Government Regulation and Gaming Issues,” to this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Executive Officers of the Registrant
The persons serving as our executive officers and their positions with us are as follows:

NAME	POSITION WITH THE COMPANY
Anthony M. Sanfilippo	Chairman of the Board and Chief Executive Officer
Carlos A. Ruisanchez	President, Chief Financial Officer and Director
Donna S. Negrotto	Executive Vice President, Secretary and General Counsel
Virginia E. Shanks	Executive Vice President and Chief Administrative Officer
Troy A. Stremming	Executive Vice President, Government Relations and Public Affairs
Neil E. Walkoff	Executive Vice President, Operations

Directors of the Registrant
The following table lists our directors, their principal occupations and principal employers:

NAME	PRINCIPAL OCCUPATION & EMPLOYER
Anthony M. Sanfilippo	Chairman of the Board and Chief Executive Officer of Pinnacle Entertainment, Inc.
Carlos A. Ruisanchez	President and Chief Financial Officer of Pinnacle Entertainment, Inc.
Charles L. Atwood	Lead Independent Director of Pinnacle Entertainment, Inc., Advisor and Lead Trustee, Equity Residential
Stephen C. Comer	Retired Accounting Firm Managing Partner
Ron Huberman	Chief Executive Officer of Benchmark Analytics and Senior Advisor of PeopleAdmin
James L. Martineau	Corporate Director, Private Investor and Advisor
Jaynie M. Studenmund	Corporate Director and Advisor
Desirée Rogers	Corporate Director

Other

Pinnacle Entertainment, Inc. is a Delaware corporation which was incorporated in 2016 as a result of the Spin-Off and Merger transactions discussed above. Former Pinnacle, which was acquired by GLPI in April 2016, was a Delaware corporation and the successor to the Hollywood Park Turf Club, which was organized in 1938. Former Pinnacle was incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc., changed its name to Hollywood Park, Inc. in 1992, and later changed its name again to Pinnacle Entertainment, Inc. in 2000.

As of December 31, 2017, we employed 15,377 full-time and part-time employees.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”) through our internet website, www.pnk.com. Our filings are also available through a database maintained by the SEC at www.sec.gov.

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

Risks Relating to the Proposed Company Sale to Penn National

The announcement and pendency of the Proposed Company Sale to Penn National may have an adverse effect on our business, operating results and stock price.

There are a number of risks and uncertainties related to the Proposed Company Sale that may adversely affect our business, operating results and stock price, whether or not the Proposed Company Sale is completed, including: (1) having to focus the Company’s management on the Proposed Company Sale, which could lead to disruption of the Company’s ongoing business or inconsistencies in its services, standards, controls, procedures and policies, (2) potential difficulties in recruiting and retaining team members as a result of the transaction; (3) the transaction may involve unexpected costs, liabilities or delays, including those arising from legal proceedings related to the transaction; (4) our business, including our relationships with our guests, team members and suppliers, may suffer as a result of uncertainty surrounding the Proposed Company Sale; (5) certain persons with whom the Company have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with the Company as a result of the Proposed Company Sale; (6) that we may be adversely affected by other economic, business or competitive factors during the time the Proposed Company Sale is pending; and (7) that the Penn National Merger Agreement contains provisions that place certain restrictions on the conduct of our business prior to the completion of the Proposed Company Sale, which may disrupt our current plans and operations, including plans for future growth, and/or adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures.

In connection with the Proposed Company Sale to Penn National, a purported stockholder of the Company filed a putative class action lawsuit against the Company and its directors in the United States District Court for the District of Nevada. The complaint alleges that the defendants violated Sections 14(a) and 20(a) of the Exchange Act because the preliminary Form S-4 filed with the SEC allegedly contains material omissions and misstatements. The complaint seeks, among other things, injunctive relief preventing the consummation of the Proposed Company Sale until additional disclosures are made, and damages. While we believe that the allegations in this lawsuit are without merit and intend to defend vigorously against these allegations, we cannot assure you as to the outcome of this, or any similar future lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with litigation or settlement of these claims.

Because the Exchange Ratio is fixed and the market prices of Penn National Common Stock and Pinnacle Common Stock may fluctuate, our stockholders cannot be sure of the value of the Penn National Common Stock they will receive on the closing date.

The consideration that our stockholders will receive will be $20.00 in cash (plus, if the Proposed Company Sale is not consummated on or prior to October 31, 2018, $0.01 for each day during the period commencing on November 1, 2018 through the effective time of the Proposed Company Sale) and 0.42 share of Penn National Common Stock for every outstanding share of Pinnacle Common Stock and such Exchange Ratio will not vary based on the market price of Penn National Common Stock before the effective time of the Proposed Company Sale. If the market price of Penn National Common Stock declines prior to the closing of the Proposed Company Sale, the per share consideration our stockholders will receive could reflect a lower value than that upon which the Proposed Company Sale was valued at the time we entered into the Penn National Merger Agreement.

The Proposed Company Sale to Penn National may not be completed.

The Proposed Company Sale pursuant to which Penn National will acquire Pinnacle may not be completed as contemplated for a variety of reasons, including: (1) conditions to the closing of the transaction may not be satisfied; (2) the occurrence of an event, change or other circumstance that could give rise to the termination of the Penn National Merger Agreement; and (3) other risks to the consummation of the Proposed Company Sale.

Completion of the Proposed Company Sale is subject to certain conditions, many of which are beyond our control, including, among others: (1) receipt of the approval of stockholders of both Penn National and Pinnacle as required for the transaction, including the approval of the issuance of Penn National’s common stock in connection with the Proposed Company Sale consideration; (2) the absence of any injunction, restraining order or other orders or laws prohibiting the consummation of the Proposed Company Sale; (3) the expiration or termination of any waiting period applicable to the Proposed Company Sale under the Hart-Scott-Rodino Antitrust Improvement Acts of 1976, as amended; (4) the receipt of all required regulatory approvals in a timely manner (including receipt of necessary approvals from gaming regulatory authorities); (4) the registration of the shares of Penn National to be issued to stockholders of Pinnacle; and (5) the listing of the shares of Penn National on NASDAQ. The obligation of each party to consummate the Proposed Company Sale is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligations under the Penn National Merger Agreement.

The Penn National Merger Agreement contains certain termination rights for both the Company and Penn National. If the Penn National Merger Agreement is terminated by either party because the stockholders of the Company fail to adopt the Penn National Merger Agreement, the Company will be required to pay a fixed expense reimbursement of $30.0 million to Penn National. The Company will be required to pay Penn National a termination fee equal to $60.0 million (less any expenses previously paid to Penn National in the case of a termination described in clause (iii) below) if the Penn National Merger Agreement is terminated (i) by Penn National because the Company’s Board of Directors has made an adverse recommendation change, (ii) by the Company to accept and enter into a Company Superior Proposal (as defined in the Penn National Merger Agreement), and (iii) by Penn National or the Company because the stockholders of the Company fail to adopt the Penn National Merger Agreement, a Company Takeover Proposal (as defined and adjusted in the Penn National Merger Agreement) had been publicly announced or becomes publicly known and not publicly withdrawn by at least 15 business days prior to the Company stockholders meeting to vote on the Penn National Merger Agreement, and within 12 months of such a termination the Company enters into or consummates a Company Takeover Proposal. Under certain circumstances, Penn National may be obligated to pay a termination fee to the Company, but such fee may not adequately compensate the Company for its losses.

Failure to complete the Proposed Company Sale to Penn National could negatively impact the stock price and the future business and financial results of the Company.

If the Proposed Company Sale is not completed, the ongoing business of the Company may be adversely affected and the Company will be subject to several risks, including the following:

•	having to pay certain costs relating to the Proposed Company Sale, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•
the Company will have forgone other opportunities in favor of the Proposed Company Sale and committed time and resources of its management to matters related to the Proposed Company Sale instead of pursuing such other opportunities that could be beneficial to the Company, including opportunities the Company is restricted from pursuing due to provisions in the Penn National Merger Agreement that place restrictions on the conduct of our business prior to the completion of the Proposed Company Sale, without realizing any of the benefits of having the Proposed Company Sale completed.

If the Proposed Company Sale is not completed, the Company cannot assure its stockholders that the risks described above will not materialize and will not materially affect its business, financial results, and stock price.

The Penn National Merger Agreement contains provisions that limit the Company’s ability to pursue alternatives to the Proposed Company Sale, could discourage a potential competing acquirer of the Company from making a favorable alternative transaction proposal and, in specified circumstances, could require the Company to pay Penn National a termination fee of $60.0 million.

The Penn National Merger Agreement contains certain provisions that restrict the Company’s ability to initiate, solicit or knowingly encourage or knowingly facilitate any inquiries, proposals, or offers regarding, or the making of a competing proposal, engage in any discussions or negotiations with respect to a competing proposal or furnish any non-public information to any person in connection with a competing proposal. Further, even if the Company’s board of directors changes, withholds, modifies, withdraws or qualifies its recommendation with respect to the Penn National Merger Agreement proposal or the share issuance proposal, as applicable, unless the Company has terminated the Penn National Merger Agreement to accept and enter into a Company Superior Proposal (as defined in the Penn National Merger Agreement), the Company will still be required to submit the adoption of the Penn National Merger Agreement to a vote at a special meeting of its stockholders. In addition, Penn National generally has an opportunity to offer to modify the terms of the transactions contemplated by the Penn National Merger Agreement in response to any third-party alternative transaction proposal before the Company’s board of directors may change, withhold, modify, withdraw or qualify its recommendation with respect to the adoption of the Penn National Merger Agreement. In some circumstances, upon termination of the Penn National Merger Agreement, the Company will be required to pay a termination fee of $60.0 million to Penn National.

These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring all or a significant portion of the Company or pursuing an alternative transaction with the Company from considering or proposing such a transaction, even if, in the case of an acquisition of the Company, it were prepared to pay consideration with a higher per share price than the per share price proposed to be received in the Proposed Company Sale or might result in a potential third-party acquirer or merger partner proposing to pay a lower price to the stockholders of the Company than it might otherwise have proposed to pay because of the added expense of the $60.0 million termination fee that may become payable in certain circumstances.

The completion of the transactions contemplated by the Penn National Merger Agreement may trigger change in control or other provisions in certain agreements to which the Company is a party.

If the Company and Penn National are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if the Company and Penn National are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the Company.

Risks Relating to Our Business

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

On October 30, 2017, Pennsylvania enacted legislation that expanded gaming by authorizing (i) up to 10 ancillary casinos which may each operate between 300 and 750 slot machine and initially up to 30 table games; (ii) the operation of up to five video gaming terminals at each truck stop that meets certain criteria; and (iii) the establishment of a program to permit internet gaming. This expansion of gaming in Pennsylvania may provide additional competition to the Meadows.

From time to time, our competitors refurbish, rebrand or expand their casino offerings, which could function to increase competition. In addition, changes in ownership may result in improved quality of our competitors’ facilities, which may make such facilities more competitive.

We also compete with other forms of legalized gaming and entertainment such as bingo, pull-tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse and dog racing, state-sponsored lotteries, instant racing machines, video lottery terminals (“VLTs”) (including racetracks that offer VLTs), video poker terminals and, in the future, we may compete with gaming or entertainment at other venues. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from the facilities we operate and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of U.S. Department of Justice positions related to the application of federal laws to intrastate internet gaming and initiatives in some states to consider legislation to legalize intrastate internet wagering. The law in this area has been rapidly evolving, and additional legislative developments may occur at the federal and state levels that would accelerate the proliferation of certain forms of internet gaming in the United States.

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

We are required to pay a significant portion of our cash flow from operations to GLPI pursuant to and subject to the terms and conditions of the Leases. Under the Master Lease, the current annual aggregate rent payable by Pinnacle MLS, LLC, the tenant under the Master Lease, is $382.8 million. In addition, under the Meadows Lease, the current annual aggregate rent payable by PNK Development 33, LLC, the tenant under the Meadows Lease, is $25.8 million. As a result of our significant lease payments, our ability to fund our own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the Leases may:

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

We lease 14 of the gaming facilities we operate pursuant to the Master Lease with GLPI and we lease the Meadows pursuant to the Meadows Lease with GLPI. The Leases provide that GLPI may terminate each lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of either of the Leases could result in a default under our credit agreement with certain lenders, which is comprised of a term loan A facility with a maturity of five years, term loan B facility with a maturity of seven years and a revolving credit facility with a maturity of five years (the “Revolving Credit Facility” and together with the term loan A facility and term loan B facility, the “Senior Secured Credit Facilities”) and the bond indenture governing our 5.625% senior notes due 2024 (“5.625% Notes” and together with the Senior Secured Credit Facilities, the “Debt Agreements”) and could have a material adverse effect on our business, financial position or results of operations. There can also be no assurance that we will be able to comply with our obligations under the Leases in the future.

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

We regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming, hospitality and entertainment businesses or through redeveloping our existing locations. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. It is uncertain that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, it is uncertain that we will receive gaming or other necessary licenses or governmental approvals for our new projects or in jurisdictions that we have not operated in the past or that gaming will be approved in jurisdictions where it is not currently approved. Further, we may not obtain adequate financing for such opportunities on acceptable terms. Finally, under the terms of the Penn National Merger Agreement, we have certain restrictions on the conduct of our business prior to the completion of the

Proposed Company Sale, including with respect to growth and acquisition opportunities which may be beneficial to the Company.

If we make new acquisitions or new investments, we may face additional risks related to our business, results of operations, financial condition, liquidity and ability to satisfy our financial covenants and comply with other restrictive covenants under our Debt Agreements.

We derived 26.3% and 26.4% of our revenues for the year ended December 31, 2017 from our casinos located in Louisiana and Missouri, respectively, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.

Four of our sixteen gaming facilities on which we operate are located in Louisiana. During the year ended December 31, 2017, we derived 26.3% of our revenues from these four casinos, including 13.1% from one of them, L’Auberge Lake Charles in Lake Charles, Louisiana. In addition, we derived 26.4% of our revenues from our three casinos in Missouri during the year ended December 31, 2017.

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

As of December 31, 2017, we had indebtedness of $821.7 million, including $500.0 million aggregate principal amount of 5.625% Notes, $169.2 million in borrowings under our revolving commitment under our Senior Secured Credit Facilities and $152.4 million in outstanding term loan borrowings under our Senior Secured Credit Facilities. In addition, we had $9.2 million in outstanding letters of credit under our Senior Secured Credit Facilities as of December 31, 2017.

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

We cannot assure you that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available to us under our Debt Agreements in amounts sufficient to enable us to pay our indebtedness (including our obligations under the 5.625% Notes, the Senior Secured Credit Facilities and the Leases) or to fund our other liquidity needs. In addition, in the event we undertake substantial new developments or facility renovations in the future or if we consummate significant acquisitions in the future, our cash requirements and our debt service requirements may increase significantly.

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

We cannot assure you that the revenues generated from our new developments and acquisitions, such as our acquisition of the Meadows in September 2016, will be sufficient to pay related expenses if and when these developments and acquisitions are completed, or, even if revenues are sufficient to pay expenses, that the new developments and acquisitions will yield an adequate return or any return on our significant investments. In particular, achieving the anticipated synergies of any transaction, is subject to a number of uncertainties, including whether an acquired business can be integrated in an efficient and effective manner. It is possible that the integration process with respect to an acquired business could take longer than anticipated and could result in the loss of valuable employees, the disruption of our ongoing business, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements. In addition, our projects, if completed, may take significantly longer than we expect to generate returns, if any. Moreover, lower-than-expected results from the opening of a new facility may negatively affect our operating results and financial condition and may make it more difficult to raise capital, even as such a shortfall would increase the need to raise capital. In addition, as new facilities on which we operate open, they may compete with the existing facilities which we own or operate.

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

In August 2017, the East Baton Rouge Metropolitan Council approved a smoking ban in casinos and bars that will take effect in June 2018. We believe that this smoking ban will adversely affect our business at L’Auberge Baton Rouge.
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

Our business depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to the facilities on which we operate or make it difficult for them to frequent the facilities on which we operate. In 2015, Boomtown Bossier City and Belterra Park both experienced flooding which resulted in temporary closures at both properties, repair and clean-up costs and lost business volume. In 2016, L’Auberge Lake Charles and L’Auberge Baton Rouge were both negatively impacted by lost business volume due to severe rain and flooding. In 2017, visitation to Boomtown New Orleans, L’Auberge Lake Charles and L’Auberge Baton Rouge was negatively impacted by Hurricanes Harvey and Nate. Moreover, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for the facilities on which we operate could make it more difficult for potential customers to travel to such facilities and deter customers from visiting. The dockside gaming facilities in Indiana, Iowa, Louisiana, Mississippi and Missouri, as well as any additional riverboat or dockside casino facilities that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although none of the vessels on which we operate leave their moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions.

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

For example, in 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Hurricane Katrina destroyed Former Pinnacle’s former Biloxi, Mississippi facility. In August 2005, the Boomtown New Orleans casino on which we operate was forced to close for 34 days as a result of Hurricane Katrina. In 2015, Boomtown Bossier City and Belterra Park both experienced flooding, which resulted in temporary closures at both properties. In 2016, L’Auberge Lake Charles and L’Auberge Baton Rouge were both negatively impacted by lost business volume due to severe rain and flooding. In 2017, visitation to Boomtown New Orleans, L’Auberge Lake Charles and L’Auberge Baton Rouge was negatively impacted by Hurricanes Harvey and Nate.

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
Because of significant historical loss experience and the potential for future similar losses caused by hurricanes and other natural disasters, adequate insurance may be limited or may be cost prohibitive. Therefore, our policy contains sub-limits specifically for weather catastrophe occurrences. Our coverage for a named windstorm, flood, earthquake or act of terrorism is $200 million per occurrence, subject to a deductible, including business interruption. For other catastrophes, our coverage is $700 million per occurrence, subject to a deductible, including business interruption. In addition, as a result of the worldwide economic conditions, there may be uncertainty as to the viability of certain insurance companies and their ability to pay a claim. While we believe that the insurance companies will remain solvent, there is no certainty that this will be the case in the event of a loss.
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

In gaming jurisdictions in which we operate, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, admission taxes, occupancy taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. From time to time, state and local governments have increased gaming taxes and such increases can significantly impact the profitability of gaming operations. For example, on October 30, 2017, Pennsylvania increased gaming taxes, which will adversely impact the Meadows.

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

PNK Development 18, LLC, one of our wholly-owned unrestricted subsidiaries, owns a minority interest in Asian Coast Development (Canada) Ltd., a British Columbia corporation (“ACDL”). Entities affiliated with Harbinger Capital Partners (“Harbinger”) are the majority shareholders of ACDL. ACDL’s wholly-owned subsidiary Ho Tram Project Company Limited (“HTP”) is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts, residential developments and golf course in the Province of Ba Ria-Vung Tau in southern Vietnam (the “Ho Tram Strip”). As a minority shareholder of ACDL, our ability to control the management, record keeping, operations and decision-making of ACDL is limited. We fully impaired the value of our investment in ACDL in the first quarter 2013.
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

Ownership and transfer of our securities could be subjected at any time to additional or more restrictive regulations, including regulation in applicable jurisdictions where there are no current restrictions on the ownership and transfer of our securities or in new jurisdictions where we may conduct our operations in the future. A detailed description of such regulations, including the requirements under gaming laws of the jurisdictions in which we operate, can be found in Exhibit 99.1, “Government Regulation and Gaming Issues,” to this Annual Report on Form 10-K, which is incorporated herein by reference.

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•
market expectations regarding the Proposed Company Sale, including the timing and likelihood of the completion of the Proposed Company Sale and fluctuations in the market price of Penn National’s common stock;

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

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies’ operating performance. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following the announcement of transactions such as the Proposed Company Sale or following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and/or securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Annual Report on Form 10-K and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding the Proposed Company Sale and the Penn National Merger Agreement, the consummation of the Proposed Company Sale and the timing thereof, the ability of the Company and Penn National to receive stockholder approvals for the transaction, the ability of the Company and Penn National to obtain required regulatory approvals, the stock price of the Company and Penn National following the consummation of a transaction with Penn National, the expected results of operations and future operating performance and future growth; adequacy of resources to fund development and expansion projects; liquidity, financing options, including the state of the capital markets and our ability to access the capital markets; the state of the credit markets and economy; cash needs; cash reserves; operating and capital expenses; expense reductions; the sufficiency of insurance coverage; anticipated marketing costs at various projects; the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters; the potential occurrence of impairments to goodwill, other intangible assets or long-lived assets; extreme weather conditions or climate change; potential work stoppages or other labor problems; cyber security risks; the ability of the Company to continue to meet its financial and other covenants governing the Debt Agreements and the Leases; the Company’s anticipated future capital expenditures; ability to implement strategies to improve revenues and operating margins at the Company’s properties; reduce costs and debt; the Company’s ability to successfully implement marketing programs to increase revenue at the Company’s properties; and the Company’s ability to improve operations and performance, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC.

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

The following describes the principal real estate associated with our businesses by segment:

Midwest

Ameristar Council Bluffs: Ameristar Council Bluffs is located on approximately 58 acres along the east bank of the Missouri River in Council Bluffs, Iowa. We lease the real estate at this site under the terms of the Master Lease. We sublease approximately one acre of the site to a third party for the operation of a 188-room limited service Holiday Inn Suites Hotel and a 96-room Hampton Inn Hotel.

Ameristar East Chicago: Ameristar East Chicago is located on approximately 22 acres in East Chicago, Indiana, approximately 25 miles from downtown Chicago, Illinois. We lease the casino vessel, hotel and other improvements on the site under the terms of the Master Lease and the land under the terms of the Master Lease and a ground lease.

Ameristar Kansas City: Ameristar Kansas City is located on approximately 215 acres of land in Kansas City, Missouri. We lease the casino vessel, hotel and other improvements on the site under the terms of the Master Lease and we lease the land under the terms of the Master Lease and a ground lease. In addition, there are approximately 37 acres of undeveloped wetlands. The site is east of and adjacent to Interstate 435 along the north bank of the Missouri River.

Ameristar St. Charles: Ameristar St. Charles is located on approximately 59 acres of land along the west bank of the Missouri River immediately north of Interstate 70 in St. Charles, Missouri. In addition, there are approximately 181 acres of undeveloped land held for possible future wetlands remediation. The real estate at this site is leased under the terms of the Master Lease.

Belterra Resort: We lease the real estate used in the operations of Belterra Resort under the terms of the Master Lease and a ground lease. Belterra Resort occupies approximately 315 acres in Florence, Indiana and includes a 54-room hotel on six acres of land approximately 10 miles from Belterra Resort.

Belterra Park: Belterra Park is located on approximately 160 acres of land, of which, approximately 40 acres are undeveloped, that we own in southeast Cincinnati, Ohio. Additionally, we own the buildings and building improvements associated with the facility.

Meadows: We lease the real estate used in the operations of the Meadows, located on approximately 153 acres of land under the terms of the Meadows Lease. The Meadows is located in Washington, Pennsylvania, approximately 25 miles south of Pittsburgh, Pennsylvania. The Meadows also offers off-track betting at a separate facility we lease in Pittsburgh.

River City: We lease the real estate used in the operations of River City under the terms of the Master Lease and a ground lease. The River City site is located on approximately 56 acres in south St. Louis County, approximately 12 miles south of downtown St. Louis.

South

Ameristar Vicksburg: Ameristar Vicksburg is located on a total of approximately 74 acres of land in Vicksburg, Mississippi, on either side of Washington Street near Interstate 20. In addition to the gaming and hotel facilities, we operate a recreational vehicle park and utilize buildings for warehousing and support services also located on these parcels. We lease the real estate at this location under the terms of the Master Lease.

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

L’Auberge Baton Rouge: L’Auberge Baton Rouge is located approximately 10 miles south of downtown Baton Rouge, Louisiana. We lease the real estate of the L’Auberge Baton Rouge property under the terms of the Master Lease, which includes approximately 99 acres and the casino facility. Additionally, we own approximately 478 acres of excess land adjacent to L’Auberge Baton Rouge, which is available for future expansion and development.

L’Auberge Lake Charles: L’Auberge Lake Charles is located in Lake Charles, Louisiana, approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin, Texas and San Antonio, Texas, respectively. We lease approximately 235 acres of land; upon which the L’Auberge Lake Charles property is located; the casino facility; and other real estate improvements under the terms of the Master Lease and a ground lease. Additionally, we own approximately 54 acres of excess land surrounding the site, which is available for future expansion and development.

West

Ameristar Black Hawk: Ameristar Black Hawk is located on a site of approximately six acres on the north side of Colorado Highway 119 in Black Hawk, Colorado. Under the terms of the Master Lease, we lease the real estate of Ameristar Black Hawk, including the land underlying the casino facility, and other property in the vicinity, including approximately 100 acres of largely hillside land across Richman Street from the casino site, portions of which are used for overflow parking, administrative offices and other operational uses.

Cactus Petes and Horseshu: Cactus Petes and Horseshu are located in Jackpot, Nevada, across from each other on either side of U.S. Highway 93. We lease the real estate at both locations and other property in the vicinity under the terms of the Master Lease, which includes approximately 34 acres for Cactus Petes, approximately 20 acres for Horseshu, and approximately 26 acres for a service station and 288 housing units that support the primary operations of the Jackpot Properties.

Other

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

	Price Range
	High	Low
2017
Fourth Quarter	$33.59	$21.22
Third Quarter	$21.46	$18.30
Second Quarter	$22.10	$18.78
First Quarter	$19.66	$13.61
2016
Fourth Quarter	$15.03	$11.36
Third Quarter	$12.71	$10.41
Second Quarter (since April 29, 2016)	$11.75	$9.72
On February 23, 2018, the last sale price of our common stock as reported on the NASDAQ Global Select Market was $30.21.
Holders: As of February 23, 2018, there were 1,686 stockholders of record of our common stock.
Dividends: We did not pay any cash dividends in 2017. The Penn National Merger Agreement, the bond indenture governing our 5.625% Notes and our Senior Secured Credit Facilities limit the amount of dividends that we are permitted to pay.
Sales of Unregistered Equity Securities: During the year ended December 31, 2017, we did not issue or sell any unregistered equity securities.

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
Set forth below is a graph comparing the cumulative total stockholder return for Pinnacle’s common stock with the cumulative total returns for the NASDAQ Composite Index and the Dow Jones US Gambling Index. The total cumulative return calculations are for the period that commenced on April 29, 2016 and ended on December 31, 2017, and include the reinvestment of dividends. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	4/29/2016*	12/31/2016	12/31/2017
Pinnacle Entertainment, Inc.	$100.00	$131.34	$296.47
NASDAQ Composite Index	$100.00	$112.82	$145.87
Dow Jones US Gambling Index	$100.00	$122.01	$170.99

*	Assumes $100 invested on April 29, 2016 in Pinnacle’s common stock, the NASDAQ Composite Index and the Dow Jones US Gambling Index. Total return assumes reinvestment of dividends.

Issuer Purchases of Equity Securities: The following table contains information with respect to purchases made by or on behalf of Pinnacle or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of its common stock during the fourth quarter ended December 31, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2017	23,236	$21.63	23,236	$7,577,726
November 1 - November 30, 2017	—	$—	—	$7,577,726
December 1 - December 31, 2017	—	$—	—	$—
Total	23,236	$21.63	23,236	$—

(1)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(2)
In August 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million of our common stock. In December 2017, the Company canceled the share repurchase program and at that time, we had repurchased 2.8 million shares of common stock for $42.4 million.

Item 6.	Selected Financial Data
The following selected financial information for the years 2013 through 2017 was derived from our audited Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited Consolidated Financial Statements and related notes thereto.

	For the year ended December 31,
	2017 (a)	2016 (b)	2015 (c)	2014 (d)	2013 (e)

		(in millions, except per share data)
Results of Operations:
Revenues	$2,561.9	$2,378.9	$2,291.9	$2,210.5	$1,487.8
Operating income (loss)	$428.6	$(146.3)	$301.2	$310.5	$104.4
Income (loss) from continuing operations	$61.7	$(457.9)	$42.1	$38.3	$(133.4)
Income (loss) from discontinued operations, net of income taxes	$—	$0.4	$5.5	$5.5	$(122.5)
Net income (loss) from continuing operations per common share:
Basic	$1.12	$(7.80)	$0.71	$0.64	$(2.27)
Diluted	$1.02	$(7.80)	$0.68	$0.62	$(2.27)
Other Data:
Capital expenditures and land additions	$78.9	$97.9	$84.0	$230.8	$292.6
Ratio of earnings to fixed charges (f)	1.1x	—	1.2x	1.2x	—
Cash Flows Provided by (Used in):
Operating activities	$285.8	$255.7	$408.2	$328.5	$161.1
Investing activities	$(80.9)	$(195.1)	$(79.9)	$33.2	$(1,842.7)
Financing activities	$(205.7)	$(39.6)	$(329.0)	$(395.6)	$1,778.5
Balance Sheet Data—December 31:
Cash, restricted cash and equivalents (g)	$187.4	$188.9	$164.0	$170.3	$203.5
Total assets	$3,950.2	$4,077.1	$4,530.9	$4,802.5	$5,121.7
Long-term debt less current portion	$812.3	$924.4	$3,616.7	$3,944.4	$4,326.4
Long-term financing obligation less current portion	$3,088.9	$3,113.5	$—	$—	$—
Total stockholders’ equity (deficit)	$(321.0)	$(372.9)	$363.5	$289.4	$225.2

(a)
The results of operations for 2017 include the full year impact of the acquisition of the Meadows. In addition, our results of operations and financial position reflect the redemption of $193.2 million of aggregate principal amount of term loans, for a net reduction in total debt of $131.2 million under our Senior Secured Credit Facilities. In addition, our financial position reflects $49.8 million of principal payments made on the Master Lease financing obligation.

(b)
The results of operations and financial position for 2016 include the impact of the Spin-Off and Merger in April 2016; including the termination of Former Pinnacle’s amended and restated credit agreement (“Former Senior Secured Credit Facilities”), early redemption of Former Pinnacle’s senior notes and senior subordinated notes, entrance into our Senior Secured Credit Facilities and issuance of 5.625% Notes; entrance into the Master Lease, which resulted in the recognition of the financing obligation; and the acquisition of the Meadows in September 2016. In connection with these transactions, we incurred a $321.3 million impairment charge to goodwill, a $129.5 million impairment charge related to other intangible assets, a $5.2 million loss on early extinguishment of debt, $22.6 million of incremental share-based compensation expense attributable to the accelerated vesting of equity awards and $55.1 million in costs associated with the Spin-Off, Merger and the acquisition of the Meadows. Additionally, as a result of our 2016 annual assessment for impairment, we recognized impairments of goodwill and gaming licenses in the amounts of $1.2 million and $17.0 million, respectively.

(c)
The results of operations for 2015 include the impact of a $4.7 million impairment charge to goodwill, a $33.9 million impairment charge related to other intangible assets, a gain of $8.4 million related to the sale of approximately 40 acres of land in Springfield, Massachusetts, and a gain of $4.8 million related to the sale of approximately 783 acres of excess land associated with our former Boomtown Reno operations. Our financial position reflects the redemption of $336.5 million of net aggregate principal amount of debt under the Former Senior Secured Credit Facilities during the year.

(d)
The results of operations for 2014 include the full year impact of the acquisition of Ameristar. In addition, the results of operations include Belterra Park, which opened on May 1, 2014. In addition, our results of operations and financial position reflect the redemption of $514.3 million of aggregate principal amount of term loans, for a net reduction in total debt of $401.3 million under the Former Senior Secured Credit Facilities, a portion of which resulted in an $8.2 million loss on early extinguishment of debt.

(e)
The results of operations for 2013 include the impact of the acquisition of Ameristar in August 2013. In addition, we incurred $85.3 million in costs associated with the acquisition of Ameristar, a $30.8 million loss on early extinguishment of debt, a $144.6 million charge to discontinued operations for the impairment of Lumiére Place Casino and Hotels classified as held for sale in 2013, a $10.0 million charge related to the impairment of our Boomtown Bossier City gaming license, a tax benefit from the release of $58.4 million of our valuation allowance as a result of the consolidation of our deferred tax assets with Ameristar’s deferred tax liabilities, and a $92.2 million impairment of our investment in ACDL.

(f)
In computing the ratio of earnings to fixed charges: (x) earnings were pre-tax income (loss) from continuing operations before losses from equity method investments and fixed charges, excluding capitalized interest; and (y) fixed charges were the sum of interest expense, amortization of debt issuance costs and debt discount/premium, capitalized interest and the estimated interest component included in rental expense. Due principally to large non-cash charges deducted to compute such earnings, earnings were less than fixed charges by $99.5 million and $485.9 million for the years ended December 31, 2013 and December 31, 2016, respectively.

(g)	The amount for 2013 excludes cash and cash equivalents associated with Lumiére Place Casino and Hotels, which was classified as held for sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, our audited Consolidated Financial Statements and the notes thereto, included in this Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.

EXECUTIVE OVERVIEW

Pinnacle Entertainment, Inc. owns and operates 16 gaming, hospitality and entertainment businesses, of which 15 operate in leased facilities. Our owned facility is located in Ohio and our leased facilities are located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada and Pennsylvania. The leased facilities located outside of Pennsylvania are subject to the Master Lease (as defined below) and our leased facility located in Pennsylvania is subject to the Meadows Lease (as defined below). References herein to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates. References to “Former Pinnacle” refer to Pinnacle Entertainment, Inc. prior to the Spin-Off and Merger (as such terms are defined below).

We view each of our operating businesses as an operating segment with the exception of our two businesses in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

Midwest segment, which includes:	Location
Ameristar Council Bluffs	Council Bluffs, Iowa
Ameristar East Chicago	East Chicago, Indiana
Ameristar Kansas City	Kansas City, Missouri
Ameristar St. Charles	St. Charles, Missouri
Belterra Resort	Florence, Indiana
Belterra Park	Cincinnati, Ohio
Meadows	Washington, Pennsylvania
River City	St. Louis, Missouri

South segment, which includes:	Location
Ameristar Vicksburg	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L’Auberge Baton Rouge	Baton Rouge, Louisiana
L’Auberge Lake Charles	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk	Black Hawk, Colorado
Cactus Petes and Horseshu	Jackpot, Nevada

All of our gaming, hospitality and entertainment businesses include gaming, food and beverage, and retail facilities, and most include hotel and resort amenities. Our operating results are highly dependent on the volume of customers at our businesses, which, in turn, affects the price we can charge for hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for hospitality or entertainment services with cash or credit cards. Our businesses generate significant operating cash flow. Our industry is capital-intensive, and we rely on the ability of our businesses to generate operating cash flow to satisfy our obligations under the Master Lease and the Meadows Lease, pay interest, repay debt, and fund maintenance capital expenditures.

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and our mychoice guest loyalty program (“mychoice program”). We seek to improve cash flows by focusing on operational excellence and efficiency while trying to exceed our guests’ expectations of value. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

Proposed Company Sale

On December 17, 2017, Pinnacle entered into an Agreement and Plan of Merger (the “Penn National Merger Agreement”) with Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and Franchise Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Penn National (“Franchise Merger Sub”), providing for the merger of Franchise Merger Sub with and into Pinnacle (the “Proposed Company Sale”), with Pinnacle surviving the Proposed Company Sale as a wholly-owned subsidiary of Penn National.

At the effective time of the Proposed Company Sale, each share of Pinnacle common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time (other than shares held by Penn National and other than dissenting shares) will be canceled and converted automatically into the right to receive (i) $20.00 in cash (plus, if the Proposed Company Sale is not consummated on or prior to October 31, 2018, $0.01 for each day during the period commencing on November 1, 2018 through the effective time of the Proposed Company Sale) (the “Cash Consideration”) and (ii) 0.42 shares of common stock, par value $0.01 per share, of Penn National (the “Penn National Common Stock”) (together with the Cash Consideration and cash required to be paid in lieu of fractional shares of Penn National Common Stock, the “Proposed Company Sale Consideration”).

In connection with the Proposed Company Sale, Penn National entered into (i) a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Boyd Gaming Corporation (“Boyd”), to which Pinnacle will become a party immediately prior to the Proposed Company Sale, pursuant to which a subsidiary of Boyd will acquire the gaming and related operations of Ameristar St. Charles, Ameristar Kansas City, Belterra Resort and Belterra Park, in connection with the Proposed Company Sale; and (ii) definitive agreements with a subsidiary of Gaming and Leisure Properties, Inc. (“GLPI”), a Pennsylvania corporation and real estate investment trust, to which Pinnacle will become a party immediately prior to the Proposed Company Sale, pursuant to which GLPI’s subsidiary will acquire the real estate associated with Belterra Park, from Pinnacle, and Plainridge Park Casino in Plainville, Massachusetts, from Penn National. At the closing of the transactions contemplated by the Membership Interest Purchase Agreement, GLPI and Boyd will enter into a master lease agreement for the gaming operations acquired by Boyd and Penn National will assume Pinnacle’s existing Master Lease and Meadows Lease and enter into certain amendments thereto.

Completion of the Proposed Company Sale is subject to certain conditions, many of which are beyond our control, including, among others: (1) receipt of the approval of stockholders of both Penn National and Pinnacle as required for the transaction, including the approval of the issuance of Penn National’s common stock in connection with the Proposed Company Sale Consideration; (2) the absence of any injunction, restraining order or other orders or laws prohibiting the consummation of the Proposed Company Sale; (3) the expiration or termination of any waiting period applicable to the Proposed Company Sale under the Hart-Scott-Rodino Antitrust Improvement Acts of 1976, as amended; (4) the receipt of all required regulatory approvals in a timely manner (including receipt of necessary approvals from gaming regulatory authorities); (5) the registration of the shares of Penn National to be issued to stockholders of Pinnacle; and (6) the listing of the shares of Penn National on The NASDAQ Stock Market LLC. The obligation of each party to consummate the Proposed Company Sale is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligations under the Penn National Merger Agreement. Subject to the satisfaction or waiver of the closing conditions, the Proposed Company Sale is expected to close in the second half of 2018. If the Proposed Company Sale is completed, Pinnacle stockholders will hold approximately 22% of the combined company’s outstanding shares.

If the Proposed Company Sale is not consummated on or before October 31, 2018, subject to certain limited extensions (including pursuant to Penn National’s election to extend under certain circumstances) provided in the Penn National Merger Agreement, either party may terminate the Penn National Merger Agreement. Consummation of the Proposed Company Sale is not subject to a financing condition.

There can be no assurance that the Proposed Company Sale will be completed as contemplated. Furthermore, there are a number of risks and uncertainties to our business related to the Proposed Company Sale. For additional information, please see Item 1A. “Risk Factors, Risks Relating to the Proposed Company Sale to Penn National.”

Spin-Off and Merger

On April 28, 2016, Former Pinnacle completed the transactions under the terms of a definitive agreement with GLPI (the “GLPI Merger Agreement”). Pursuant to the terms of the GLPI Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into the Company, a newly formed subsidiary initially named PNK Entertainment, Inc., and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of the Company (such distribution referred to as the “Spin-Off”). As a result, Former Pinnacle stockholders received one share of the Company’s common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Gold Merger Sub, LLC, a wholly-owned subsidiary of GLPI (“Merger Sub”), then merged with and into Former Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly-owned subsidiary of GLPI. Immediately following the Merger, the Company was renamed Pinnacle Entertainment, Inc., and operates its businesses under a triple-net master lease agreement for the facilities acquired by GLPI (the “Master Lease”). See “Liquidity and Capital Resources” for further discussion of the Master Lease.

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

We concluded that the spin-off of the Company should be accounted for as the reverse of its legal form under the requirements of Accounting Standards Codification (“ASC”) Subtopic 505-60, Spinoff and Reverse Spinoffs, which resulted in the Company being considered the accounting spinnor. The facilities acquired by GLPI, which are leased back by the Company under the Master Lease, did not qualify for sale-leaseback accounting. Therefore, the Master Lease is accounted for as a financing obligation and the facilities remain on the Company’s Consolidated Balance Sheets.

Acquisition of the Meadows Business and Meadows Lease

On September 9, 2016, we closed on a purchase agreement (the “Purchase Agreement”) with GLP Capital, L.P. (“GLPC”), a subsidiary of GLPI, pursuant to which we acquired all of the equity interests of The Meadows Racetrack and Casino (“Meadows”) located in Washington, Pennsylvania for base consideration of $138.0 million, subject to certain adjustments. The purchase price, after giving effect to such adjustments, was $134.0 million. As a result of the transaction, we own and operate the Meadows’ gaming, entertainment and harness racing business subject to a triple-net lease of its underlying real estate with GLPI (the “Meadows Lease”).

The Meadows Lease provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. As of December 31, 2017, annual rent under the Meadows Lease was $25.8 million, payable in monthly installments, and comprised of a base rent of $14.4 million, which is subject to certain adjustments, and an initial percentage rent of $11.4 million. The base rent is subject to an annual escalation of up to 5% for the initial term or until the lease year in which base rent plus percentage rent is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 1.8:1 during the second year of the lease, 1.9:1 during the third year of the lease and 2.0:1 during the fourth year of the lease and thereafter. The percentage rent is fixed for the first two years and will be adjusted every two years to establish a new fixed amount for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the years ended December 31, 2017, 2016 and 2015. As discussed in Note 13, “Segment Information,” to our Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDAR. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally.
The following table highlights our revenues and Adjusted EBITDAR (defined below) for each segment. In addition, the following table includes a reconciliation of Income (loss) from continuing operations, which is determined in accordance with generally accepted accounting principles in the United States (“GAAP”), to Consolidated Adjusted EBITDAR (defined below) and to Consolidated Adjusted EBITDAR, net of Lease Payments (defined below), which are non-GAAP financial measures.

	For the year ended December 31,
	2017	2016	2015

	(in millions, except margin)
Revenues:
Midwest segment (a)	$1,547.0	$1,359.9	$1,265.6
South segment (a)	767.1	777.1	793.3
West segment (a)	242.2	236.0	226.6
	2,556.3	2,373.0	2,285.5
Corporate and other (b)	5.6	5.9	6.4
Total revenues	$2,561.9	$2,378.9	$2,291.9
Adjusted EBITDAR (c):
Midwest segment (a)	$439.8	$402.4	$379.3
South segment (a)	250.3	246.1	239.0
West segment (a)	93.1	88.4	81.7
	783.2	736.9	700.0
Corporate expenses and other (b)	(81.3)	(82.4)	(83.0)
Consolidated Adjusted EBITDAR (c)	701.9	654.5	617.0
Lease Payments (d)	(406.3)	(264.0)	—
Consolidated Adjusted EBITDA, net of Lease Payments (d)	$295.6	$390.5	$617.0

Income (loss) from continuing operations	$61.7	$(457.9)	$42.1
Rent expense under the Meadows Lease	16.3	5.1	—
Depreciation and amortization	217.0	218.3	242.5
Pre-opening, development and other costs	9.5	56.0	14.2
Non-cash share-based compensation	14.7	35.5	17.8
Impairment of goodwill	—	322.5	4.7
Impairment of other intangible assets	—	146.5	33.9
Write-downs, reserves and recoveries, net	15.8	16.9	2.7
Interest expense, net	380.9	334.3	244.4
Loss on early extinguishment of debt	0.5	5.2	—
Loss from equity method investment	0.1	0.1	0.1
Income tax expense (benefit)	(14.6)	(28.0)	14.6
Consolidated Adjusted EBITDAR (c)	701.9	654.5	617.0
Lease Payments (d)	(406.3)	(264.0)	—
Consolidated Adjusted EBITDA, net of Lease Payments (d)	$295.6	$390.5	$617.0

Income (loss) from continuing operations margin	2.4%	(19.2)%	1.8%
Consolidated Adjusted EBITDAR margin (c)	27.4%	27.5%	26.9%

(a)	See “Executive Overview” section for listing of properties included in each reportable segment.

(b)
Corporate and other includes revenues from a live and televised poker tournament series that operates under the trade name, Heartland Poker Tour (“HPT”), and management fees associated with Retama Park Racetrack, which is located outside of San Antonio, Texas. Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Corporate expenses that are directly attributable to a property are allocated to each applicable property. Other includes expenses relating to the operation of HPT and management of Retama Park Racetrack.

(c)
Consolidated Adjusted EBITDAR and Consolidated Adjusted EBITDAR margin are non-GAAP financial measures. We define Consolidated Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDAR for each reportable segment as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations and discontinued operations. We define Consolidated Adjusted EBITDAR margin as Consolidated Adjusted EBITDAR divided by revenues on a consolidated basis. We define Adjusted EBITDAR margin as Adjusted EBITDAR for the segment divided by segment revenues. We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR for each segment to compare operating results among our businesses and between accounting periods. Consolidated Adjusted EBITDAR and Adjusted EBITDAR have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDAR, Consolidated Adjusted EBITDAR margin and Adjusted EBITDAR are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, Consolidated Adjusted EBITDAR approximates the measures used in the debt covenants within the Company’s debt agreements. Consolidated Adjusted EBITDAR and Adjusted EBITDAR do not include depreciation or interest expense and, therefore, do not reflect current or future capital expenditures or the cost of capital. Consolidated Adjusted EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDAR and Adjusted EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(d)
Consolidated Adjusted EBITDA, net of Lease Payments is a non-GAAP financial measure. Consolidated Adjusted EBITDA, net of Lease Payments is defined as Consolidated Adjusted EBITDAR (as defined above), less Lease Payments. The Company defines Lease Payments as lease payments made to GLPI for the Master Lease and the Meadows Lease. We believe that Consolidated Adjusted EBITDA, net of Lease Payments is a useful measure to compare operating results between accounting periods. In addition, Consolidated Adjusted EBITDA, net of Lease Payments is a useful measure for investors because it is an indicator of the performance of ongoing business operations after incorporating the cash flow obligations associated with the Master Lease and the Meadows Lease. Consolidated Adjusted EBITDA, net of Lease Payments should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDA, net of Lease Payments may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

Consolidated Overview

For the year ended December 31, 2017, total revenues increased by $183.0 million, or 7.7%, year over year to $2.6 billion and income from continuing operations was $61.7 million. Consolidated Adjusted EBITDAR was $701.9 million for the year ended December 31, 2017, an increase of $47.4 million, or 7.2%, year over year and Consolidated Adjusted EBITDA, net of Lease Payments was $295.6 million. Income from continuing operations margin was 2.4% for the year ended December 31, 2017. Consolidated Adjusted EBITDAR margin for the year ended December 31, 2017, was 27.4%, representing a year over year decrease of 10 bps, which was driven by the acquisition of the Meadows.

For the year ended December 31, 2016, total revenues increased by $87.0 million, or 3.8%, year over year to $2.4 billion, loss from continuing operations was $457.9 million and Consolidated Adjusted EBITDAR was $654.5 million, an increase of $37.5 million, or 6.1%, year over year. Loss from continuing operations margin was 19.2% for the year ended December 31, 2016. Consolidated Adjusted EBITDAR margin for the year ended December 31, 2016, was 27.5%, representing a year over year increase of 60 bps.

The 2017 consolidated operating results benefited from the full year of operations at Meadows, which was acquired on September 9, 2016, and improved operating performances at L’Auberge Baton Rouge, Belterra Park, Belterra Resort, River City and Ameristar Black Hawk. The consolidated operating results were negatively impacted by lost business volume at

L’Auberge Lake Charles, due principally to Hurricane Harvey, and at Ameristar Kansas City due to road construction surrounding the facility, and by lower gaming and hospitality volume at Ameristar Vicksburg.

The 2016 consolidated operating results were driven by the acquisition of the Meadows and improved operating performances at Belterra Park, L’Auberge Lake Charles, L’Auberge Baton Rouge, Ameristar Black Hawk and Ameristar East Chicago. A focus on growing certain revenue streams and continued focus on operational efficiencies throughout our portfolio of businesses resulted in Consolidated Adjusted EBITDAR margin improvement year over year on top of a year over year improvement achieved in the prior year. The improved operating performance, in part, due to marketing reinvestment efficiencies and other operating efficiencies, offset softness in revenue trends at certain of our businesses, particularly in the South segment. The 2016 consolidated operating results benefited from lower expense accruals from compensation program changes of $4.6 million. Non-cash impairment charges to goodwill and other intangible assets, primarily as a result of the Spin-Off and Merger, in the amounts of $322.5 million and $146.5 million, respectively, resulted in a loss from continuing operations for the year ended December 31, 2016.

We offer incentives to our guests through our mychoice program. Under the mychoice program, guests earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the program will be forfeited if the guest does not earn any reward credits over the prior six-month period. In addition, based on their level of play, guests can earn additional benefits without redeeming points, such as a car lease, among other items. In January 2018, the Company implemented the mychoice program at Meadows, which previously operated its own guest loyalty program.

We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mixture of goods and services guests will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or guest redemption habits could produce different results. As of December 31, 2017 and 2016, we had accrued $21.0 million and $25.1 million, respectively, for the estimated cost of providing these benefits. As described below in “Recently Issued Accounting Pronouncements,” the accounting related to our guest loyalty programs was impacted by the adoption of ASC 606 (as defined below) during the first quarter 2018.

The Company’s revenue consists mostly of gaming revenue, which is primarily from slot machines and to a lesser extent, table games. The slot revenue represented approximately 83%, 82% and 82% of gaming revenue in 2017, 2016 and 2015, respectively. In analyzing the performance of our businesses, the key indicators related to gaming revenue are slot handle and table games drop (which are volume indicators) and win or hold percentage.

Slot handle or video lottery terminal (“VLT”) handle represents the total amount wagered in a slot machine or VLT, and table games drop represents the total amount of cash and net markers issued that are deposited in gaming table drop boxes. Win represents the amount of wagers retained by us and recorded as gaming revenue, and hold represents win as a percentage of slot handle, VLT handle or table games drop. Given the stability in our slot and VLT hold percentages, we have not experienced any significant impact on our results of operations due to changes in hold percentages.

For table games, guests usually purchase cash chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit-worthy guests) are deposited in the drop box of each gaming table. Table game win is the amount of drop that is retained and recorded as gaming revenue, with liabilities recognized for funds deposited by guests.

Segment comparison of years ended December 31, 2017, 2016 and 2015

Midwest Segment

	For the year ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

	(in millions, except margin)
Gaming revenues	$1,393.4	$1,230.1	$1,146.9	13.3%	7.3%
Total revenues	$1,547.0	$1,359.9	$1,265.6	13.8%	7.5%
Operating income	$290.6	$25.5	$218.9	NM	(88.4)%
Adjusted EBITDAR	$439.8	$402.4	$379.3	9.3%	6.1%
Adjusted EBITDAR margin	28.4%	29.6%	30.0%	(120) bps	(40) bps
NM — Not Meaningful

In the Midwest segment, total revenues increased by $187.1 million, or 13.8%, year over year to $1.5 billion and Adjusted EBITDAR increased by $37.4 million, or 9.3%, year over year to $439.8 million for the year ended December 31, 2017. For the year ended December 31, 2016, total revenues increased by $94.3 million, or 7.5%, year over year to $1.4 billion and Adjusted EBITDAR increased by $23.1 million, or 6.1%, year over year to $402.4 million. The acquisition of the Meadows on September 9, 2016 contributed $281.9 million of total revenues and $51.2 million of Adjusted EBITDAR for the year ended December 31, 2017 and $83.9 million of total revenues and $12.9 million of Adjusted EBITDAR for the year ended December 31, 2016.

As compared to the year ended December 31, 2016, the Midwest segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2017 benefited from the timing of the acquisition of the Meadows and improved operating performances at Belterra Park, where gaming and hospitality volumes have continued to ramp up and marketing efficiencies continued; Belterra Resort, where an emphasis on cash hospitality revenue streams continued; and River City, where gaming volume continued to increase and hospitality revenues increased, in part, from the ramp up of new food and beverage outlets. The Midwest segment operating results were negatively impacted by lost business volume at Ameristar Kansas City due to road construction surrounding the facility.

As compared to the year ended December 31, 2015, the Midwest segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2016 benefited from the acquisition of the Meadows and improved operating performance at Belterra Resort, Belterra Park, River City and Ameristar East Chicago, but were negatively impacted by lost business volume at Ameristar St. Charles due, in part, to highway interchange construction on Interstate 70 through its completion in November 2016. Modest growth in gaming revenues, an emphasis on cash hospitality revenue streams, and operational efficiencies resulted in improved operating performance at Belterra Resort. At Belterra Park, gaming volumes continued to ramp up and additional cost efficiencies were realized. River City experienced growth in hospitality revenue, in part, from the ramp up of new food and beverage outlets, Asian Noodle and Cibare Italian Kitchen, which opened in September 2016 and November 2016, respectively. Ameristar East Chicago benefited from cost efficiencies, particularly in hospitality.

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

South Segment

	For the year ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

	(in millions, except margin)
Gaming revenues	$691.1	$701.0	$712.4	(1.4)%	(1.6)%
Total revenues	$767.1	$777.1	$793.3	(1.3)%	(2.0)%
Operating income (loss)	$180.0	$(16.7)	$150.2	NM	NM
Adjusted EBITDAR	$250.3	$246.1	$239.0	1.7%	3.0%
Adjusted EBITDAR margin	32.6%	31.7%	30.1%	90 bps	160 bps
NM — Not Meaningful

In the South segment, total revenues decreased by $10.0 million, or 1.3%, year over year to $767.1 million and Adjusted EBITDAR increased by $4.2 million, or 1.7%, year over year to $250.3 million for the year ended December 31, 2017. For the year ended December 31, 2016, total revenues decreased by $16.2 million, or 2.0%, year over year to $777.1 million and Adjusted EBITDAR increased by $7.1 million, or 3.0%, year over year to $246.1 million.

As compared to the year ended December 31, 2016, the South segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2017 benefited from improved operating performance at L’Auberge Baton Rouge, which continued to experience gaming revenue growth as well as achieved operational efficiencies principally relating to marketing efforts. A focus on improving operational efficiencies at L’Auberge Lake Charles largely offset lost business volume at this business principally caused by Hurricane Harvey. Ameristar Vicksburg experienced lower gaming and hospitality volume during the year ended December 31, 2017.

As compared to the year ended December 31, 2015, the South segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2016 were driven by improved operating performances at L’Auberge Baton Rouge and L’Auberge Lake Charles. The operating results at L’Auberge Lake Charles stabilized and begun to recover since the opening of a new competitor in December 2014, which added gaming and hotel capacity to the Lake Charles market. Ameristar Vicksburg, Boomtown Bossier City and Boomtown New Orleans experienced softness in revenue trends, which partially offset the improved operating performances at L’Auberge Baton Rouge and L’Auberge Lake Charles. In addition to increased operational efficiencies, particularly at L’Auberge Baton Rouge and L’Auberge Lake Charles, Adjusted EBITDAR for the year ended December 31, 2016 benefited from lower expense accruals from compensation program changes of $1.1 million. Non-cash impairment of goodwill and other intangible assets in the amount of $179.9 million, which was the result of an interim assessment for impairment caused by the Spin-Off and Merger, resulted in an operating loss for the year ended December 31, 2016.

West Segment

	For the year ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

	(in millions, except margin)
Gaming revenues	$202.4	$196.9	$189.0	2.8%	4.2%
Total revenues	$242.2	$236.0	$226.6	2.6%	4.1%
Operating income	$72.0	$25.2	$56.0	NM	(55.0)%
Adjusted EBITDAR	$93.1	$88.4	$81.7	5.3%	8.2%
Adjusted EBITDAR margin	38.4%	37.5%	36.1%	90 bps	140 bps
NM — Not Meaningful

In the West segment, total revenues increased by $6.2 million, or 2.6%, year over year to $242.2 million and Adjusted EBITDAR increased by $4.7 million, or 5.3%, year over year to $93.1 million for the year ended December 31, 2017. For the year ended December 31, 2016, total revenues increased by $9.4 million, or 4.1%, year over year to $236.0 million and Adjusted EBITDAR increased by $6.7 million, or 8.2%, year over year to $88.4 million.

As compared to the year ended December 31, 2016, the West segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2017 were positively impacted by the operating performance at Ameristar Black Hawk, which continued to experience visitation and volume growth.

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

Other factors affecting income (loss) from continuing operations

	For the year ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

	(in millions)
Other benefits (costs):
Corporate expenses and other	$(81.3)	$(82.4)	$(83.0)	(1.3)%	(0.7)%
Rent expense under the Meadows Lease	$(16.3)	$(5.1)	$—	NM	NM
Depreciation and amortization expense	$(217.0)	$(218.3)	$(242.5)	(0.6)%	(10.0)%
Pre-opening, development and other costs	$(9.5)	$(56.0)	$(14.2)	(83.0)%	NM
Share-based compensation expense	$(14.7)	$(35.5)	$(17.8)	(58.6)%	99.4%
Impairment of goodwill	$—	$(322.5)	$(4.7)	NM	NM
Impairment of other intangible assets	$—	$(146.5)	$(33.9)	NM	NM
Write-downs, reserves and recoveries, net	$(15.8)	$(16.9)	$(2.7)	(6.5)%	NM
Interest expense, net	$(380.9)	$(334.3)	$(244.4)	13.9%	36.8%
Loss on early extinguishment of debt	$(0.5)	$(5.2)	$—	(90.4)%	NM
Loss from equity method investment	$(0.1)	$(0.1)	$(0.1)	—%	—%
Income tax benefit (expense)	$14.6	$28.0	$(14.6)	(47.9)%	NM
NM — Not Meaningful

Corporate expenses and other is principally comprised of corporate overhead expense, HPT and the management of Retama Park Racetrack. Corporate overhead expense decreased by $1.1 million year over year to $81.3 million for the year ended December 31, 2017 primarily attributable to lower legal settlement accruals. The decrease in corporate overhead expense of $0.6 million year over year to $82.4 million for the year ended December 31, 2016 was primarily driven by lower professional services and by a decrease in expense accruals from compensation program changes of $0.6 million.

Rent expense under the Meadows Lease for the years ended December 31, 2017 and 2016, increased as compared to the respective prior years as a result of the timing of the acquisition of Meadows and the commencement of the Meadows Lease, which occurred on September 9, 2016.

Depreciation and amortization expense decreased for the years ended December 31, 2017 and 2016, as compared to the respective prior years primarily as a result of decreases caused by the timing of furniture, fixtures and equipment becoming fully depreciated and the accelerated method of amortization on our player relationships, partially offset by the increases attributable to the timing of the acquisition of Meadows, which occurred on September 9, 2016.

As a result of the Spin-Off and Merger, substantially all of the land, buildings, vessels and associated improvements used in the Company’s operations and included in our Consolidated Balance Sheets are subject to the Master Lease and owned by GLPI. Furthermore, these assets continue to be depreciated consistent with treatment prior to the Spin-Off and Merger.
Pre-opening, development and other costs consisted of the following:

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Proposed Company Sale costs (1)	$6.9	$—	$—
Spin-Off and Merger costs (1)	0.9	48.7	12.2
Meadows acquisition costs (1)	0.2	6.4	—
Other	1.5	0.9	2.0
Total pre-opening, development and other costs	$9.5	$56.0	$14.2

(1)	Amounts comprised principally of legal, advisory and other costs associated with each of these transactions.

Share-based compensation expense decreased as compared to the prior year for the year ended December 31, 2017, and increased as compared to the prior year for the year ended December 31, 2016, primarily due to the $22.6 million of incremental expense attributable to the accelerated vesting of share-based payment awards as a result of the Spin-Off and Merger, which was included in the year ended December 31, 2016.

Impairment of goodwill for the year ended December 31, 2016 included a non-cash impairment charge of $321.3 million as a result of an interim assessment for impairment. Given that the Spin-Off and Merger transactions represented a significant financial restructuring event that increased our cash flow obligations in connection with the Master Lease, we concluded that an indicator of impairment existed as of April 28, 2016, the closing date of the transactions. Additionally, the year ended December 31, 2016 included a $1.2 million non-cash impairment charge at HPT as a result of our 2016 annual assessment for impairment.

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
Impairment of other intangible assets for the year ended December 31, 2016 consisted of non-cash impairment charges to gaming licenses and trade names, in the amounts of $85.5 million and $61.0 million, respectively. Of the $85.5 million, $68.5 million was the result of an interim assessment for impairment performed as of April 28, 2016 due to the Spin-Off and Merger and $17.0 million was the result of our 2016 annual assessment for impairment. The gaming license impairments pertained to our Midwest segment and the trade name impairments related to our Midwest, South and West segments, in the amounts of $35.3 million, $22.2 million and $3.5 million, respectively.

During the year ended December 31, 2015, as a result of our 2015 annual assessment for impairment, we recognized non-cash impairments of a gaming license and a trade name in the amounts of $27.5 million and $0.5 million, respectively. The gaming license impairment, which pertained to our Midwest segment, was primarily driven by the operating results of one of our businesses being below expectations, which resulted in revisions to our long-term operating projections for this business. The trade name impairment, which pertained to our West segment, was primarily the result of updated assumptions used in the analysis, such as the discount rate.
During the year ended December 31, 2015, as a result of separate interim assessments for impairment, we recognized non-cash impairments of the racing license of Retama Park Racetrack, the HPT trade name and the HPT player relationship, in the amounts of $5.0 million, $0.2 million and $0.7 million, respectively.

Write-downs, reserves and recoveries, net, consisted of the following:

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Loss on disposals of long-lived assets, net	$10.2	$16.2	$0.3
Impairment of held-to-maturity securities	3.8	—	—
Impairment of long-lived assets	0.1	0.2	3.2
Other	1.7	0.5	(0.8)
Write-downs, reserves and recoveries, net	$15.8	$16.9	$2.7

Loss on disposals of long-lived assets, net: During the years ended December 31, 2017, 2016 and 2015, we recorded net losses of $10.2 million, $16.2 million and $8.7 million, respectively, related primarily to disposals of furniture, fixtures and equipment at the properties in the normal course of business. Additionally, during the year ended December 31, 2015, we recorded a gain on the sale of land in Springfield, Massachusetts, originally purchased by Ameristar Casinos, Inc., for a possible future casino resort of $8.4 million.

Impairment of held-to-maturity securities: During the year ended December 31, 2017, as a result of the lack of legislative progress and on-going negative operating results at Retama Park Racetrack, we recorded an other-than-temporary impairment on our local government corporation bonds issued by Retama Development Corporation, a local government corporation of the City of Selma, Texas.

Impairment of long-lived assets: During the years ended December 31, 2017, 2016 and 2015, we recorded non-cash impairments of furniture, fixtures and equipment at the properties in the normal course of business. Additionally, during the year ended December 31, 2015, we recorded a total of $3.0 million in non-cash impairment charges on land in Central City, Colorado.
Interest expense, net, was as follows:

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Interest expense from financing obligation (1)	$331.1	$225.1	$—
Interest expense from debt (2)	50.3	108.0	244.7
Interest income	(0.4)	(0.4)	(0.3)
Capitalized interest	(0.1)	(0.1)	—
Other (3)	—	1.7	—
Interest expense, net	$380.9	$334.3	$244.4

(1)	Total payments under the Master Lease, which commenced on April 28, 2016, for the years ended December 31, 2017 and 2016, were $380.9 million and $256.1 million, respectively.

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

For the years ended December 31, 2017 and 2016, interest expense, net, increased as compared to the respective prior years due principally to the increases in interest expense associated with the Master Lease financing obligation, which offset the decreases in interest expense incurred related to our debt borrowings.

Loss on early extinguishment of debt for the years ended December 31, 2017 and 2016, related to the repayments, in full, of the Term Loan B Facility (as defined in the “Liquidity and Capital Resources” section below) and the Former Senior Secured Credit Facilities, respectively. The losses included the write-off of previously unamortized debt issuance costs and original issuance discount.

Loss on equity method investment represents losses recognized for the years ended December 31, 2017, 2016 and 2015, for our allocable share of an investment in a land re-vitalization project in downtown St. Louis.

Income tax benefit for the year ended December 31, 2017 was $14.6 million, as compared to income tax benefit of $28.0 million and income tax expense of $14.6 million for the years ended December 31, 2016, and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, the effective tax rates were (31.0)%, 5.8% and 25.7%, respectively. The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, significantly revised U.S. corporate income tax law by, among other things, reducing the federal corporate income tax rate from 35% to 21% and granting indefinite carry-forward of net operating losses generated on or after January 1, 2018. The Tax Act also imposed a new minimum tax on global intangible low-taxed income and implemented a modified territorial tax system that included a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, neither of which significantly impacted the Company upon enactment.

Our effective tax rate for the year ended December 31, 2017 was impacted by a one-time benefit from the Tax Act of $21.5 million, principally as a result of the revaluation of our deferred tax assets and liabilities and the change in net operating loss carry-forward rules. Our effective tax rate for the year ended December 31, 2016 was impacted by the non-cash impairments of goodwill and other intangible assets, principally as a result of the Spin-Off and Merger. Our effective tax rate may differ from the expected federal statutory tax rate due to the effect of permanent items, the recording of valuation allowance releases, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and reserves for unrecognized tax benefits.

The Spin-Off described in the “Executive Overview” was a taxable transaction whereby a gain was recognized for tax purposes and the tax bases of the operating assets were stepped up to fair market value at the time of the transaction. Pursuant to ASC Topic 740, Income Taxes, the tax impact directly related to the transaction amongst stockholders was recorded to equity, consistent with the overall accounting treatment of the transaction. All changes in tax bases of assets and liabilities caused by the transactions were recorded to additional paid-in capital. Furthermore, as previously noted, the gaming facilities leased from GLPI are presented on the Company’s Consolidated Balance Sheets at historical cost, net of accumulated depreciation, and the Master Lease is accounted for as a financing obligation. However, for federal and state income tax purposes, the Master Lease is considered an operating lease. As such, the Company does not recognize any tax bases in the leased gaming facilities, which creates basis differences that give rise to deferred income taxes.

Discontinued operations

Income from discontinued operations, net of income taxes, for the years ended December 31, 2016 and 2015 was $0.4 million and $5.5 million, respectively. These amounts are attributable to the deferred consideration received in the form of a note from the buyer of the equity interests of our subsidiary, which was constructing the Ameristar Lake Charles development project, and to the gain on disposition of excess land associated with our former Boomtown Reno operations.

LIQUIDITY AND CAPITAL RESOURCES

We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income (loss) due to large non-cash charges, such as impairment of goodwill and other intangible assets and depreciation. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of development projects, and our compliance with covenants contained in our debt agreements. As of December 31, 2017, we held $184.2 million of cash and cash equivalents. As of December 31, 2017, we had $169.2 million drawn on our $400.0 million Revolving Credit Facility (as defined below) and had $9.2 million committed under various letters of credit.

	For the year ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

	(in millions)
Net cash provided by operating activities	$285.8	$255.7	$408.2	11.8%	(37.4)%
Net cash used in investing activities	$(80.9)	$(195.1)	$(79.9)	(58.5)%	NM
Net cash used in financing activities	$(205.7)	$(39.6)	$(329.0)	NM	(88.0)%
NM — Not Meaningful
Operating Cash Flow
Our net cash provided by operating activities for the year ended December 31, 2017, as compared to the prior year, increased due to the Meadows, expenses and other costs associated with the completion of the Spin-Off and Merger incurred in the prior year, and a $71.3 million decrease in interest payments made on long-term debt, offset by an increase in interest payments made on the Master Lease financing obligation of $106.0 million and an increase in lease payments made under the Meadows Lease of $17.5 million. Additionally, net cash payments related to income taxes for the year ended December 31, 2017 decreased by $8.7 million, as compared to the prior year.
Our net cash provided by operating activities for the year ended December 31, 2016, as compared to the prior year, decreased due primarily to the interest payments made on the Master Lease financing obligation of $225.1 million; expenses and other costs associated with the completion of the Spin-Off and Merger, including costs to obtain financing; acquisition costs related to the Meadows; and the timing of payments and receipts of working capital items, offset by a $118.4 million decrease in interest payments made on long-term debt and the increase attributable to improved operating results. Additionally, for the year ended December 31, 2016, net cash payments related to income taxes were $12.5 million, as compared to the prior year, in which we received $17.3 million of net cash refunds related to income taxes.
Investing Cash Flow
Our net cash used in investing activities for the year ended December 31, 2017 decreased as compared to the prior year and increased for the year ended December 31, 2016, as compared to the prior year, principally as a result of the acquisition of the Meadows on September 9, 2016. The cash paid for the Meadows business, net of cash acquired, was $107.5 million.
The following is a summary of our capital expenditures by segment:

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Midwest segment	$42.7	$56.3	$45.6
South segment	23.0	27.7	24.1
West segment	5.7	10.6	9.9
Other	7.5	3.3	4.4
Total capital expenditures	$78.9	$97.9	$84.0

During the year ended December 31, 2016, we received $0.3 million in net proceeds from the disposition of land in Central City, Colorado, and $10.0 million from the collection of deferred consideration in the form of a note receivable relating to the disposition of Ameristar Lake Charles, which was sold in November 2013. During the year ended December 31, 2015, we made our final installment payment of $25.0 million for Belterra Park’s VLT license and received $25.1 million in combined net proceeds from the dispositions of land in Springfield, Massachusetts, and Reno, Nevada, in separate transactions.

Financing Cash Flow

Our intention is to use existing cash resources, expected cash flows from operations and funds available under our Senior Secured Credit Facilities to fund operations, maintain existing facilities, make necessary debt service payments, and make necessary Master Lease and Meadows Lease payments. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible.

Our ability to borrow under our Senior Secured Credit Facilities is contingent upon, among other things, meeting customary financial and other covenants. If we are unable to borrow under our Senior Secured Credit Facilities, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, our ability to maintain our existing facilities or complete our ongoing projects may be affected unless we take measures to find additional financial resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all. In addition, pursuant to the terms of the Penn National Merger Agreement, we may only incur indebtedness under our Senior Secured Credit Facilities in the ordinary course of business consistent with past practice, except with the prior written consent of Penn National.
Master Lease Financing Obligation

The Master Lease is accounted for as a financing obligation. At lease inception, the financing obligation was determined to be $3.2 billion and was calculated based on the future minimum lease payments due to GLPI under the Master Lease discounted at 10.5%. For purposes of calculating the financing obligation, beginning in the third year of the lease, the percentage rent (discussed below) was excluded since the payment is contingent upon the achievement of future financial results. The discount rate represented the estimated incremental borrowing rate over the lease term of 35 years, which included renewal options that were reasonably assured of being exercised, at lease inception.

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

As of December 31, 2017, annual rent under the Master Lease was $382.8 million, which was comprised of the land base rent, the building base rent and the percentage rent, which were $44.1 million, $294.6 million and $44.1 million, respectively.

During the years ended December 31, 2017 and 2016, the Company made principal payments on the Master Lease financing obligation of $49.8 million and $31.0 million, respectively.
Financing in Connection with the Spin-Off and Merger

In connection with the Spin-Off and Merger, on April 28, 2016, the Company made a dividend to Former Pinnacle in the amount of $808.4 million (the “Cash Payment”), which was equal to the amount of existing debt outstanding of Former Pinnacle as of April 28, 2016, less approximately $2.7 billion that GLPI assumed pursuant to the GLPI Merger Agreement. Immediately prior to the consummation of the Spin-Off and Merger, Former Pinnacle’s amended and restated credit agreement (“Former Senior Secured Credit Facilities”) was repaid in full and terminated and its 6.375% senior notes due 2021 (“6.375% Notes”), 7.50% senior notes due 2021 (“7.50% Notes”) and 7.75% senior subordinated notes due 2022 (“7.75% Notes”) were redeemed. In addition, Former Pinnacle’s 8.75% senior subordinated notes due 2020 (“8.75% Notes”) were redeemed on May 15, 2016. Following the consummation of the Spin-Off and Merger, the Company had no outstanding obligations under the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes.

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
Senior Secured Credit Facilities

As of December 31, 2017, we had $169.2 million drawn under the Revolving Credit Facility, $152.4 million of loans outstanding under the Term Loan A Facility and $9.2 million committed under various letters of credit. During the year ended December 31, 2017, we repaid $131.2 million of loans under the Senior Secured Credit Facilities, net of borrowings, which was accomplished principally with cash flows from operations. During the year ended December 31, 2017, the Company fully repaid the outstanding principal amount of the Term Loan B Facility.

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

The Term Loan A Facility amortizes in equal quarterly amounts equal to a percentage of the original outstanding principal amount at closing as follows: (i) 5% per annum in the first two years, (ii) 7.5% per annum in the third year and (iii) 10% per annum in the fourth and fifth year. The remaining principal amount is payable on April 28, 2021. The voluntary repayments we made during the year ended December 31, 2017 have satisfied the quarterly amortization payments that were otherwise due during the year ending December 31, 2018. The Term Loan B Facility amortized in equal quarterly amounts equal to 1% per annum of the original outstanding principal amount at closing. The Revolving Credit Facility is not subject to amortization and is due and payable on April 28, 2021.

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

All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain customary exceptions. All obligations of the Company under the Senior Secured Credit Facilities and the guarantees of those obligations are secured by a first priority security interest in substantially all of the assets of the Company and the guarantors thereto, subject to certain exceptions. The property pledged by the Company and such guarantors includes a first priority pledge of the leasehold interests of tenant in the Master Lease; a first priority pledge of all of the equity interests owned by the Company and such guarantors in the direct wholly-owned domestic subsidiaries of the Company and such guarantors.

The Credit Agreement contains, among other things, certain affirmative and negative covenants and, solely for the benefit of the lenders under the Senior Secured Credit Facilities, financial covenants, including (1) maximum permitted Consolidated Total Net Leverage Ratio of 3.75 to 1.00; (2) maximum permitted Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00; and (3) required minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. The Credit Agreement also contains certain customary events of default, including the occurrence of a change of control, revocation of material licenses by gaming authorities (subject to a cure period), termination of the Master Lease and cross-default to certain events of default under the Master Lease.

As of December 31, 2017, we were in compliance with the financial covenant ratios under the Senior Secured Credit Facilities and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

5.625% Notes

The Existing 5.625% Notes were issued at par, mature on May 1, 2024, and bear interest at the rate of 5.625% per annum. Interest on the Existing 5.625% Notes is payable semi-annually on May 1st and November 1st of each year. On October 12, 2016, we issued an additional $125.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the “Additional 5.625% Notes” and together with the Existing 5.625% Notes, the “5.625% Notes”), under the bond indenture governing the Existing 5.625% Notes issued on April 28, 2016, as amended and supplemented by that certain first supplemental indenture, dated as of October 12, 2016. The Additional 5.625% Notes were issued at par plus a premium of 50 basis points. We financed the purchase of the Meadows with our Revolving Credit Facility and the net proceeds from the issuance of the Additional 5.625% Notes were used to repay a portion of the outstanding borrowings under our Revolving Credit Facility. The 5.625% Notes were issued pursuant to Rule 144A of the Securities Act of 1933, as amended. In June 2017, we filed a registration statement with the SEC to offer to exchange the 5.625% Notes for a new issuance of registered 5.625% Notes, which was declared effective by the SEC in July 2017. The offer to exchange closed in August 2017.

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

Share Repurchase Programs

In May 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million of our common stock, which we completed in July 2016. In August 2016, our Board of Directors authorized an additional share repurchase program of up to $50.0 million of our common stock. During the years ended December 31, 2017 and 2016, we repurchased 1.1 million shares of common stock for $22.3 million and 6.2 million shares of common stock for $70.2 million, respectively. In December 2017, the Company canceled the additional share repurchase program and at that time, we had repurchased 2.8 million shares of common stock for $42.4 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The following table summarizes our contractual obligations and other commitments as of December 31, 2017:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years	Other

	(in millions)
Long-term debt obligations (a)	$1,040.2	$39.1	$105.2	$353.7	$542.2	$—
Long-term financing obligation (b)	11,108.3	347.3	665.8	665.8	9,429.4	—
Operating lease obligations (c)	695.7	35.2	50.6	50.5	559.4	—
Purchase obligations: (d)
Construction contractual obligations (e)	13.1	13.1	—	—	—	—
Other (f)	76.2	63.1	9.9	3.1	0.1	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP (g)	25.2	0.9	10.3	1.1	8.3	4.6
Total	$12,958.7	$498.7	$841.8	$1,074.2	$10,539.4	$4.6

(a)	Includes interest obligations through the debt maturity dates associated with the debt obligations outstanding as of December 31, 2017.

(b)
Represents the remaining undiscounted minimum lease payments due to GLPI through the end of the 35-year term, which includes all renewal options, of the Master Lease. The amounts above exclude contingent payments.

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

The table above excludes certain commitments as of December 31, 2017, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon.

CRITICAL ACCOUNTING ESTIMATES

The Consolidated Financial Statements were prepared in conformity with GAAP. Certain of the accounting policies require management to apply significant judgment in defining the estimates and assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on our historical experience, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. There can be no assurance that actual results will be similar to these estimates. Changes in these estimates could adversely affect our financial position or our results of operations.

We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:

Land, buildings, vessels, equipment and other long-lived assets: As of December 31, 2017, our net land, buildings, vessels and equipment was $2,629.0 million, which represented 66.6% of our total assets. As a result of the Spin-Off and Merger, substantially all of the land, buildings, vessels and associated improvements used in the Company’s operations and included in our Consolidated Balance Sheets are subject to the Master Lease and owned by GLPI. Furthermore, these assets continue to be depreciated consistent with treatment prior to the Spin-Off and Merger.

Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if, or when, an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our results of operations and whether to record a gain or loss on disposition of an asset.

We review the carrying amount of our land, buildings, vessels and equipment used in our operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset’s carrying amount for recoverability. If the undiscounted cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying amount, then an impairment is recorded based on the fair value of the asset.

There are three generally accepted approaches available in developing an opinion of value, the cost approach, which is the price a prudent investor would pay to produce or construct a similar new item; the sales comparison approach, which is typically used for land valuations by analyzing recent sales transactions of similar sites; and the income approach, which is based on a discounted cash flow model using the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If necessary, we solicit third-party valuation expertise to assist in the valuation of our assets. We apply the most indicative approach to the overall valuation, or in some cases, a weighted analysis of any or all of these methods. The determination of fair value uses accounting judgments and estimates, including market conditions, and the reliability is dependent upon the availability and comparability of the market data uncovered, as well as the decision making criteria used by market participants when evaluating a property. Changes in estimates or application of alternative assumptions could produce significantly different results.

Goodwill: As of December 31, 2017, our goodwill was $610.9 million, which represented 15.5% of our total assets. We perform our annual assessment for impairment in the fourth quarter of each fiscal year (October 1st test date), or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indicators of possible impairment, which would require an interim assessment for impairment. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We view each of our operating businesses as an operating segment with the exception of our two businesses in Jackpot, Nevada, which we view as one operating segment. We consider each of our operating segments to be separate reporting units.

Goodwill is tested for impairment using a qualitative and/or quantitative test. If, after assessing the qualitative factors, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, the quantitative test is not necessary. However, if, after assessing the qualitative factors, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative test must be performed. The quantitative test is used to identify both the existence of impairment and the amount of the impairment charge, if any. The impairment charge, if any, is equal to the amount by which the carrying amount of the reporting unit exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit and after consideration of income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit, if applicable.

Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, among others. These factors require significant judgment and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment utilizing the quantitative approach require us to estimate, among other factors, forecasts of future operating results, revenue growth, profit margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values and fair market values of our reporting units. In determining the carrying amount of our reporting units, we allocate each reporting unit that is subject to the Master Lease a pro-rata portion of the financing obligation based on the reporting unit’s Adjusted EBITDAR as a percentage of the aggregate Adjusted EBITDAR of all reporting units that are subject to the Master Lease. We believe this allocation is reasonable as it is consistent with our reporting unit fair values and with terms contained in the Master Lease. Changes in estimates or the application of alternative assumptions could produce significantly different results. If necessary, we may solicit third-party valuation expertise to assist in the valuation of our goodwill.

Although our annual impairment test performed as of October 1, 2017 did not result in any goodwill impairment charges, the goodwill of certain reporting units may be at-risk for future impairment, particularly those reporting units which were recently impaired or acquired. For example, during the year ended December 31, 2016, as a result of the Spin-Off and Merger, we recorded goodwill impairment at several of our reporting units that became subject to the Master Lease. In addition, we acquired the Meadows on September 9, 2016. As of December 31, 2017, the carrying amount of the goodwill of reporting units that were impaired or acquired during the year ended December 31, 2016 was $134.7 million. In addition, as of December 31, 2017, the aggregate carrying amount of goodwill at reporting units, which had negative carrying amounts, was $22.8 million. The negative carrying amounts at certain reporting units is principally due to the allocation of the Master Lease financing obligation, which is discussed above.

Indefinite-lived Intangible Assets:  As of December 31, 2017, our indefinite-lived intangible assets were $371.3 million, which represented 9.4% of our total assets. Our indefinite-lived intangible assets include gaming licenses, a racing license and trade names, which are not subject to amortization, but instead are reviewed annually for impairment during the fourth quarter of each fiscal year (October 1st test date), or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. The determination that our gaming licenses have indefinite lives is based primarily on our expectation to operate our gaming facilities indefinitely, including the fact that renewal is expected to occur without substantial cost and without material modification to the terms and conditions of the licenses. Trade names have been determined to have indefinite lives based primarily on the fact that we expect to continue the use of these trade names in the operations of our gaming facilities for the foreseeable future and there are no specific factors limiting their useful lives.

We have the option to perform the impairment test by qualitatively assessing events and circumstances that have occurred since the last quantitative test. Under the qualitative assessment, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and make a determination of whether it is more likely than not that the fair value of the indefinite-lived intangible asset being tested is less than its carrying amount. These factors require significant judgment and estimates, and application of alternative assumptions could produce significantly different results. If it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying amount, we are required to perform a quantitative assessment to determine the fair value of the indefinite-lived intangible asset.

If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment charge is recognized equal to the difference. Fair value is calculated using a discounted cash flows approach, using the estimated future results of the relevant reporting unit discounted using our weighted average cost of capital and market indicators of terminal year free cash flow multiples. Changes in estimates or the application of alternative assumptions including among other factors, forecasts of future operating results, revenue growth, profit margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, and risk premiums produce significantly different results. If necessary, we may solicit third-party valuation expertise to assist in the valuation of our indefinite-lived intangible assets.

Although our annual impairment test performed as of October 1, 2017 did not result in any impairment charges to gaming licenses or trade names, certain of our gaming licenses and trade names may be at-risk for future impairment, particularly those which were recently impaired or acquired. For example, during the year ended December 31, 2016, principally as a result of the Spin-Off and Merger, we recorded impairment pertaining to several of our gaming licenses and trade names. In addition, we acquired the Meadows on September 9, 2016. As of December 31, 2017, the carrying amounts of gaming licenses and trade names that were impaired during the year ended December 31, 2016 were $82.5 million and $93.5 million, respectively. The carrying amounts of gaming licenses and trade names at the Meadows were $56.3 million and $15.0 million, respectively, as of December 31, 2017.

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

We assess tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. We review uncertain tax positions at each balance sheet date. Liabilities we record as a result of this analysis are recorded separately from any deferred income tax accounts, and are classified as either current, within “Other accrued liabilities,” or long-term, within “Other long-term liabilities,” based on the timing of expected payment.

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

Share-based Compensation: Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the requisite service period. Determination of the fair values of share-based payment awards at the grant date requires judgment, including estimating the expected term of the relevant share-based payment awards and the expected volatility of our stock. Additionally, we must estimate the amount of share-based payment awards that are expected to be forfeited. The expected term of share-based payment awards represents the period of time that the share-based payment awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectation of future employee behavior. Any changes in these highly subjective assumptions may significantly impact the share-based compensation expense for the future.

Guest Loyalty Programs: We currently offer incentives to our guests through our mychoice program. Under the mychoice program, guests earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the plan will be forfeited if the guest does not earn any reward credits over the prior six-month period. In addition, based on their level of play, guests can earn additional benefits without redeeming points, such as a car lease, among other items. In January 2018, the Company implemented the mychoice program at Meadows, which previously operated its own guest loyalty program.

Prior to the adoption of ASC 606 (as defined in “Recently Issued Accounting Pronouncements” below), we accrued a liability for the estimated cost of providing these benefits as the benefits were earned. Estimates and assumptions were made regarding cost of providing the benefits, breakage rates, and the mix of goods and services guests would choose. We used historical data to assist in the determination of estimated accruals. Subsequent to the adoption of ASC 606, we accrue a liability based on the estimated standalone selling price of the loyalty credits that are earned by our guests. Estimates and assumptions are made regarding standalone selling prices of the goods and services redeemable for loyalty credits, breakage rates, and the mix of goods and services guests will choose. Changes in estimates or guest redemption habits could produce different results.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which introduced a new standard related to revenue recognition, ASC Topic 606, Revenue from Contracts with Customers (“ASC 606” or the “new revenue standard”). Under ASC 606, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the new revenue standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASC 606 was to be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the implementation of ASC 606 to be effective for fiscal years beginning after December 15, 2017.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, which clarified the implementation guidance on principal versus agent considerations in the new revenue standard pursuant to ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amended certain aspects of the new revenue standard pursuant to ASU No. 2014-09. In December 2016, the FASB issued ASU No. 2016-19 and ASU No. 2016-20, Technical Corrections and Improvements, which further clarified and corrected certain elements of ASC 606.

The Company had previously disclosed that it expected to adopt ASC 606 using the full retrospective approach. However, during the fourth quarter 2017, due to changes in facts and circumstances, particularly the Proposed Company Sale to Penn National, we changed our transition method to the modified retrospective approach. Unlike the full retrospective approach, the modified retrospective approach does not require the Company to recast the prior period consolidated financial statements. Instead, the modified retrospective approach requires the Company to provide disclosures in the notes that accompany the consolidated financial statements describing the financial statement line items impacted by the new revenue standard. We adopted ASC 606 during the first quarter 2018 using the modified retrospective approach to all contracts as of the date of initial application, which was January 1, 2018.

The Company has concluded that the adoption of the new revenue standard principally affects (1) how we measure the liability associated with our mychoice program and (2) the classification and, as it relates to lodging, the measurement, of revenues and expenses between gaming; food and beverage; lodging; and retail, entertainment and other.

Under our mychoice program, guests earn points based on their level of play, which may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. Prior to the adoption of ASC 606, we determined our liability for unredeemed points based on the estimated costs of services or merchandise to be provided and estimated redemption rates. Upon adoption of ASC 606, points awarded under our mychoice program are considered a material right given to players based on their gaming play and the promise to provide points to players is required to be accounted for as a separate performance obligation. In addition, certain tier benefits associated with our mychoice program, represent material rights in a manner similar to player points, which results in such benefits constituting separate performance obligations. Therefore, ASC 606 requires us to allocate the revenues associated with the players’ activity between gaming revenue and the value of the points and certain tier benefits, if applicable. The measurement of the liability is based on the estimated standalone selling price of the points earned after factoring in the likelihood of redemption. The revenue associated with the points earned will be recognized in the period in which they are redeemed.

In addition to the above, prior to the adoption of ASC 606, complimentary revenues pertaining to food and beverage; lodging; and retail, entertainment and other; were excluded from the Consolidated Statements of Operations and the estimated costs of providing such complimentary goods and services were included as gaming expenses in the Consolidated Statements of

Operations. However, subsequent to the adoption of ASC 606, food and beverage, lodging and other services furnished to our guests on a complimentary basis will be measured at the estimated standalone selling prices and included as revenues within food and beverage; lodging; and retail, entertainment and other; as appropriate, in the Consolidated Statements of Operations, which will result in a corresponding decrease in gaming revenues. Furthermore, specifically as it relates to lodging, the transition from complimentary retail value to estimated standalone selling price will increase the recorded amount of lodging complimentary revenue. Additionally, subsequent to the adoption of ASC 606, the costs of providing such complimentary goods and services will be included as expenses within food and beverage; lodging; and retail, entertainment and other; as appropriate, in the Consolidated Statements of Operations, which will result in a decrease in gaming expenses.

The amounts relating to promotional allowances and estimated costs of providing complimentary goods and services for the years ended December 31, 2017, 2016 and 2015, are presented tabularly under “Revenue Recognition” in Note 1, “Organization and Summary of Significant Accounting Policies,” to our Consolidated Financial Statements. Lastly, we expect that the cumulative effect adjustment to our accumulated deficit upon adoption of ASC 606 will not be significant. Adoption of the new revenue standard will also result in additional revenue-related disclosures in the footnotes to our Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. We adopted this guidance during the first quarter 2018 and it did not have a material impact on our Consolidated Financial Statements.

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

The Company currently anticipates adopting this accounting standard during the first quarter 2019. Operating leases, including the Meadows Lease, our ground leases at certain properties, and agreements relating to slot machines, will be recorded on our Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability, which will represent the present value of the lease payments to be made over the lease term. Additionally, as a result of this ASU, the Company will be required to reassess whether the Spin-Off and Merger transactions qualified for sale-leaseback accounting treatment. The full qualitative and quantitative effects of these changes have not yet been determined and are still being analyzed.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which amended the current accounting standard to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows in order to reduce the diversity in practice of certain types of cash flows where consistent principles previously did not exist. Further, in November 2016, the FASB issued No. 2016-18, Statement of Cash Flows: Restricted Cash, which amended the existing accounting standard to require the statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, which was intended to reduce the diversity in practice caused by the lack of specificity in the existing accounting standard regarding the classification and presentation of changes in restricted cash or restricted cash equivalents. We adopted this guidance during the first quarter 2018 using a retrospective transition approach and it did not have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amended the guidance of the definition of a business, which affected many areas of accounting including acquisitions, disposals, goodwill and consolidation. We adopted this guidance during the first quarter 2018 using a prospective transition approach and it did not have a material impact on our Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which provided clarity and intended to reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation. More specifically, ASU No. 2017-09 provided guidance on which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. We adopted this guidance during the first quarter 2018 using a prospective transition approach and it did not have a material impact on our Consolidated Financial Statements.

In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which makes amendments to the SEC paragraphs pursuant to the staff announcement at the July 20, 2017 Emerging Issues Task Force meeting and rescinds prior SEC staff announcements and observer comments. To the extent this guidance is applicable, it is effective immediately. As discussed above, as of December 31, 2017, the Company had not yet adopted ASC Topics 606, Revenue from Contracts with Customers, and 842, Leases; however, ASC 606 was adopted by the Company during the first quarter 2018. The guidance applicable to the Company in this ASU did not have a material impact on our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of December 31, 2017, we had $169.2 million drawn under our Revolving Credit Facility and had $9.2 million committed under various letters of credit. In addition, as of December 31, 2017, we had $152.4 million of principal outstanding under the Term Loan A Facility.
Loans under the Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter.
As of December 31, 2017, for every 50 basis points decrease in LIBOR, our annual interest expense would decrease by approximately $1.6 million and our annual interest expense would increase by approximately $1.6 million for every 50 basis points increase in LIBOR, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations as of December 31, 2017. As of December 31, 2017, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$169,250	$—	$—	$169,250	$165,865
Interest Rate	3.24%	3.24%	3.24%	3.24%	—	—	3.24%
Term Loan A Facility	$—	$9,062	$18,500	$124,875	$—	$—	$152,437	$152,437
Interest Rate	3.24%	3.24%	3.24%	3.24%	—	—	3.24%
5.625% Notes	$—	$—	$—	$—	$—	$500,000	$500,000	$535,800
Interest Rate	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%
Other	$9	$9	$11	$11	$13	$16	$69	$69
Interest Rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Pinnacle Entertainment, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Las Vegas, Nevada
March 1, 2018

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	For the year ended December 31,
	2017	2016	2015
Revenues:
Gaming	$2,286,881	$2,128,026	$2,048,272
Food and beverage	133,082	126,927	125,775
Lodging	51,671	50,745	50,961
Retail, entertainment and other	90,214	73,157	66,840
Total revenues	2,561,848	2,378,855	2,291,848
Expenses and other costs:
Gaming	1,243,187	1,135,951	1,094,803
Food and beverage	126,506	120,791	118,323
Lodging	25,430	24,895	25,001
Retail, entertainment and other	40,327	28,483	28,426
General and administrative	455,525	454,790	426,064
Depreciation and amortization	217,025	218,366	242,550
Pre-opening, development and other costs	9,478	55,980	14,247
Impairment of goodwill	—	322,457	4,757
Impairment of other intangible assets	—	146,500	33,845
Write-downs, reserves and recoveries, net	15,750	16,967	2,666
Total expenses and other costs	2,133,228	2,525,180	1,990,682
Operating income (loss)	428,620	(146,325)	301,166
Interest expense, net	(380,859)	(334,293)	(244,408)
Loss on early extinguishment of debt	(516)	(5,207)	—
Loss from equity method investment	(90)	(90)	(83)
Income (loss) from continuing operations before income taxes	47,155	(485,915)	56,675
Income tax benefit (expense)	14,603	28,035	(14,560)
Income (loss) from continuing operations	61,758	(457,880)	42,115
Income from discontinued operations, net of income taxes	—	433	5,494
Net income (loss)	61,758	(457,447)	47,609
Less: Net loss attributable to non-controlling interest	1,346	37	1,278
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$63,104	$(457,410)	$48,887
Net income (loss) per common share—basic
Income (loss) from continuing operations	$1.12	$(7.80)	$0.71
Income from discontinued operations, net of income taxes	—	0.01	0.09
Net income (loss) per common share—basic	$1.12	$(7.79)	$0.80
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$1.02	$(7.80)	$0.68
Income from discontinued operations, net of income taxes	—	0.01	0.09
Net income (loss) per common share—diluted	$1.02	$(7.79)	$0.77
Number of shares—basic	56,518	58,741	61,030
Number of shares—diluted	61,911	58,741	63,321
See accompanying notes to the Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	For the year ended December 31,
	2017	2016	2015
Net income (loss)	$61,758	$(457,447)	$47,609
Post-retirement benefit obligations, net of income taxes	(62)	(82)	276
Comprehensive income (loss)	61,696	(457,529)	47,885
Less: Comprehensive loss attributable to non-controlling interest	1,346	37	1,278
Comprehensive income (loss) attributable to Pinnacle Entertainment, Inc.	$63,042	$(457,492)	$49,163
See accompanying notes to the Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$184,218	$185,093
Accounts receivable, net of allowance for doubtful accounts of $6,167 and $5,282	53,998	42,997
Inventories	10,145	9,967
Prepaid expenses and other assets	21,944	17,760
Total current assets	270,305	255,817
Land, buildings, vessels and equipment, net	2,629,013	2,768,491
Goodwill	610,889	610,889
Other intangible assets, net	383,569	392,398
Deferred income taxes	1,468	—
Other assets, net	54,984	49,472
Total assets	$3,950,228	$4,077,067
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$81,071	$69,069
Accrued interest	5,401	5,286
Accrued compensation	74,204	72,939
Accrued taxes	56,538	58,207
Current portion of long-term debt	9	12,258
Current portion of long-term financing obligation	24,658	49,770
Other accrued liabilities	89,141	91,062
Total current liabilities	331,022	358,591
Long-term debt less current portion	812,315	924,442
Long-term financing obligation less current portion	3,088,871	3,113,529
Deferred income taxes	—	13,242
Other long-term liabilities	38,991	40,143
Total liabilities	4,271,199	4,449,947
Commitments and contingencies (Note 12)
Stockholders’ Deficit:
Preferred stock—$0.01 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.01 par value, 150,000,000 authorized, 57,629,392 and 55,812,425 shares issued and outstanding, net of treasury shares	650	620
Additional paid-in capital	932,246	919,974
Accumulated deficit	(1,170,715)	(1,233,819)
Accumulated other comprehensive income	264	326
Treasury stock, at cost, 7,371,080 and 6,209,541 of treasury shares	(92,511)	(70,166)
Total Pinnacle Entertainment, Inc. stockholders’ deficit	(330,066)	(383,065)
Non-controlling interest	9,095	10,185
Total stockholders’ deficit	(320,971)	(372,880)
Total liabilities and stockholders’ deficit	$3,950,228	$4,077,067

See accompanying notes to the Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pinnacle Stockholders’ Equity (Deficit)	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2015	59,980	$6,635	$1,096,508	$(754,206)	$132	$(71,090)	$277,979	$11,403	$289,382
Net income (loss)	—	—	—	48,887	—	—	48,887	(1,278)	47,609
Post-retirement benefit obligations, net of income taxes	—	—	—	—	276	—	276	—	276
Comprehensive income									47,885
Share-based compensation	—	—	17,789	—	—	—	17,789	—	17,789
Common stock issuance and option exercises	891	89	9,782	—	—	—	9,871	—	9,871
Tax benefit from stock option exercises	—	—	315	—	—	—	315	—	315
Tax withholdings on share-based payment awards	—	—	(1,733)	—	—	—	(1,733)	—	(1,733)
Balance as of December 31, 2015	60,871	6,724	1,122,661	(705,319)	408	(71,090)	353,384	10,125	363,509
Net loss	—	—	—	(457,410)	—	—	(457,410)	(37)	(457,447)
Post-retirement benefit obligations, net of income taxes	—	—	—	—	(82)	—	(82)	—	(82)
Comprehensive loss									(457,529)
Share-based compensation	—	—	35,470	—	—	—	35,470	—	35,470
Impact of Spin-Off and Merger, net	—	(6,134)	(239,798)	(71,090)	—	71,090	(245,932)	—	(245,932)
Common stock issuance and option exercises	1,151	30	2,313	—	—	—	2,343	—	2,343
Repurchases of common stock	(6,210)	—	—	—	—	(70,166)	(70,166)	—	(70,166)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	97	97
Tax benefit from stock option exercises	—	—	1,051	—	—	—	1,051	—	1,051
Tax withholdings on share-based payment awards	—	—	(1,723)	—	—	—	(1,723)	—	(1,723)
Balance as of December 31, 2016	55,812	620	919,974	(1,233,819)	326	(70,166)	(383,065)	10,185	(372,880)
Net income (loss)	—	—	—	63,104	—	—	63,104	(1,346)	61,758
Post-retirement benefit obligations, net of income taxes	—	—	—	—	(62)	—	(62)	—	(62)
Comprehensive income									61,696
Share-based compensation	—	—	14,704	—	—	—	14,704	—	14,704
Common stock issuance and option exercises	2,978	30	4,657	—	—	—	4,687	—	4,687
Forfeiture of restricted stock awards	(16)	—	—	—	—	—	—	—	—
Repurchases of common stock	(1,145)	—	—	—	—	(22,345)	(22,345)	—	(22,345)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	256	256
Tax withholdings on share-based payment awards	—	—	(7,089)	—	—	—	(7,089)	—	(7,089)
Balance as of December 31, 2017	57,629	$650	$932,246	$(1,170,715)	$264	$(92,511)	$(330,066)	$9,095	$(320,971)
See accompanying notes to the Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$61,758	$(457,447)	$47,609
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	217,025	218,366	242,550
Loss (gain) on sales or disposals of long-lived assets, net	10,159	16,229	(4,526)
Loss from equity method investment	90	90	83
Loss on early extinguishment of debt	516	5,207	—
Impairment of goodwill	—	322,457	4,757
Impairment of other intangible assets	—	146,500	33,845
Impairment of held-to-maturity securities	3,844	—	—
Impairment of long-lived assets	47	238	4,061
Amortization of debt issuance costs and debt discounts/premiums	7,826	7,292	12,375
Share-based compensation expense	14,704	35,470	17,789
Change in income taxes	(19,328)	(42,381)	32,288
Changes in operating assets and liabilities:
Receivables, net	(11,221)	(6,599)	(4,740)
Prepaid expenses, inventories and other	(9,259)	1,219	14,773
Accounts payable, accrued expenses and other	9,639	9,106	7,362
Net cash provided by operating activities	285,800	255,747	408,226
Cash flows from investing activities:
Capital expenditures	(78,941)	(97,932)	(84,032)
Payment for business combination, net of cash acquired	—	(107,509)	—
Proceeds from sales of furniture, fixtures and equipment	147	149	436
Net proceeds from dispositions of assets held for sale	—	10,325	25,066
Purchase of other intangible asset	—	—	(25,000)
Restricted cash	596	1,371	5,667
Loans receivable	(2,750)	(1,500)	(2,075)
Net cash used in investing activities	(80,948)	(195,096)	(79,938)
Cash flows from financing activities:
Proceeds from Senior Secured Credit Facilities	608,350	1,032,600	—
Repayments under Senior Secured Credit Facilities	(739,507)	(579,755)	—
Proceeds from Former Senior Secured Credit Facilities	—	134,500	466,700
Repayments under Former Senior Secured Credit Facilities	—	(1,011,285)	(803,200)
Proceeds from issuance of long-term debt	—	500,625	—
Repayments under financing obligation	(49,770)	(30,988)	—
Proceeds from common stock options exercised	4,687	2,708	9,334
Repurchases of common stock	(22,345)	(70,166)	—
Debt issuance costs and debt discount	—	(16,198)	—
Tax withholdings on share-based payment awards	(7,089)	(1,723)	(1,733)
Other	(53)	90	(9)
Net cash used in financing activities	(205,727)	(39,592)	(328,908)
Change in cash and cash equivalents	(875)	21,059	(620)
Cash and cash equivalents at the beginning of the year	185,093	164,034	164,654
Cash and cash equivalents at the end of the year	$184,218	$185,093	$164,034

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$373,408	$338,796	$232,002
Cash payments (refunds) related to income taxes, net	$3,796	$12,469	$(17,316)
Increase (decrease) in construction-related deposits and liabilities	$205	$(1,723)	$(5,047)
Non-cash issuance of common stock	$30	$686	$763
Non-cash retirement of debt in connection with Spin-Off and Merger	$—	$(2,761,287)	$—
Non-cash settlement of accrued interest in connection with Spin-Off and Merger	$—	$(34,133)	$—
Non-cash recognition of financing obligation	$—	$3,194,287	$—
Non-cash consideration for business combination	$—	$(659)	$—

See accompanying notes to the Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies
Organization: Pinnacle Entertainment Inc. owns and operates 16 gaming, hospitality and entertainment businesses, of which 15 operate in leased facilities. Our owned facility is located in Ohio and our leased facilities are located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, and Pennsylvania. The leased facilities located outside of Pennsylvania are subject to the Master Lease (as defined below) and our leased facility located in Pennsylvania is subject to the Meadows Lease (as defined below). References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates. References to “Former Pinnacle” refer to Pinnacle Entertainment, Inc. prior to the Spin-Off and Merger (as such terms are defined below).

We view each of our operating businesses as an operating segment with the exception of our two businesses in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

Midwest segment, which includes:	Location
Ameristar Council Bluffs	Council Bluffs, Iowa
Ameristar East Chicago	East Chicago, Indiana
Ameristar Kansas City	Kansas City, Missouri
Ameristar St. Charles	St. Charles, Missouri
Belterra Resort	Florence, Indiana
Belterra Park	Cincinnati, Ohio
Meadows	Washington, Pennsylvania
River City	St. Louis, Missouri

South segment, which includes:	Location
Ameristar Vicksburg	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L’Auberge Baton Rouge	Baton Rouge, Louisiana
L’Auberge Lake Charles	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk	Black Hawk, Colorado
Cactus Petes and Horseshu	Jackpot, Nevada

On December 17, 2017, Pinnacle entered into an Agreement and Plan of Merger (the “Penn National Merger Agreement”) with Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and Franchise Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Penn National (“Franchise Merger Sub”), providing for the merger of Franchise Merger Sub with and into Pinnacle (the “Proposed Company Sale”), with Pinnacle surviving the Proposed Company Sale as a wholly-owned subsidiary of Penn National.

At the effective time of the Proposed Company Sale, each share of Pinnacle common stock, par value $0.01 per share issued and outstanding immediately prior to the effective time (other than shares held by Penn National and other than dissenting shares) will be canceled and converted automatically into the right to receive (i) $20.00 in cash (plus, if the Proposed Company Sale is not consummated on or prior to October 31, 2018, $0.01 for each day during the period commencing on November 1, 2018 through the effective time of the Proposed Company Sale) (the “Cash Consideration”) and (ii) 0.42 shares of common stock, par value $0.01 per share, of Penn National (the “Penn National Common Stock”) (together with the Cash Consideration and cash required to be paid in lieu of fractional shares of Penn National Common Stock, the “Proposed Company Sale Consideration”).

In connection with the Proposed Company Sale, Penn National entered into (i) a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Boyd Gaming Corporation (“Boyd”), to which Pinnacle will become a party immediately prior to the Proposed Company Sale, pursuant to which a subsidiary of Boyd will acquire the gaming and related operations of Ameristar St. Charles, Ameristar Kansas City, Belterra Resort and Belterra Park, in connection with the Proposed Company Sale; and (ii) definitive agreements with a subsidiary of Gaming and Leisure Properties, Inc. (“GLPI”), a Pennsylvania corporation and real estate investment trust, to which Pinnacle will become a party immediately prior to the Proposed Company Sale, pursuant to which GLPI’s subsidiary will acquire the real estate associated with Belterra Park, from Pinnacle, and Plainridge Park Casino in Plainville, Massachusetts, from Penn National. At the closing of the transactions contemplated by the Membership Interest Purchase Agreement, GLPI and Boyd will enter into a master lease agreement for the gaming operations acquired by Boyd and Penn National will assume Pinnacle’s existing Master Lease and Meadows Lease and enter into certain amendments thereto.

Completion of the Proposed Company Sale is subject to certain conditions, many of which are beyond our control, including, among others: (1) receipt of the approval of stockholders of both Penn National and Pinnacle as required for the transaction, including the approval of the issuance of Penn National’s common stock in connection with the Proposed Company Sale Consideration; (2) the absence of any injunction, restraining order or other orders or laws prohibiting the consummation of the Proposed Company Sale; (3) the expiration or termination of any waiting period applicable to the Proposed Company Sale under the Hart-Scott-Rodino Antitrust Improvement Acts of 1976, as amended; (4) the receipt of all required regulatory approvals in a timely manner (including receipt of necessary approvals from gaming regulatory authorities); (5) the registration of the shares of Penn National to be issued to stockholders of Pinnacle; and (6) the listing of the shares of Penn National on The NASDAQ Stock Market LLC. The obligation of each party to consummate the Proposed Company Sale is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligations under the Penn National Merger Agreement. Subject to the satisfaction or waiver of the closing conditions, the Proposed Company Sale is expected to close in the second half of 2018.

If the Proposed Company Sale is not consummated on or before October 31, 2018, subject to certain limited extensions (including pursuant to Penn National’s election to extend under certain circumstances) provided in the Penn National Merger Agreement, either party may terminate the Penn National Merger Agreement. Consummation of the Proposed Company Sale is not subject to a financing condition.

On April 28, 2016, Former Pinnacle completed the transactions under the terms of a definitive agreement with GLPI (the “GLPI Merger Agreement”). Pursuant to the terms of the GLPI Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into the Company, a newly formed subsidiary initially named PNK Entertainment, Inc., and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of the Company (such distribution referred to as the “Spin-Off”). As a result, Former Pinnacle stockholders received one share of the Company’s common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Gold Merger Sub, LLC, a wholly-owned subsidiary of GLPI (“Merger Sub”), then merged with and into Former Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly-owned subsidiary of GLPI. Immediately following the Merger, the Company was renamed Pinnacle Entertainment, Inc., and operates its gaming, hospitality and entertainment businesses in the facilities acquired by GLPI under a triple-net master lease agreement (the “Master Lease”). For more information regarding the Spin-Off and Merger, see Note 2, “Spin-Off, Merger and Master Lease.”

Former Pinnacle’s historical Consolidated Financial Statements and accompanying notes thereto have been determined to represent the Company’s historical Consolidated Financial Statements based on the conclusion that, for accounting purposes, the Spin-Off should be evaluated as the reverse of its legal form under the requirements of Accounting Standards Codification (“ASC”) Subtopic 505-60, Spinoffs and Reverse Spinoffs, which resulted in the Company being considered the accounting spinnor. In addition, the Master Lease of the facilities acquired by GLPI did not qualify for sale-leaseback accounting pursuant to ASC Topic 840, Leases (“ASC 840”). Therefore, the Master Lease is accounted for as a financing obligation and the facilities remain on the Company’s Consolidated Balance Sheets.

On September 9, 2016, we closed on a purchase agreement (the “Purchase Agreement”) with GLP Capital, L.P. (“GLPC”), a subsidiary of GLPI, pursuant to which we acquired all of the equity interests of The Meadows Racetrack and Casino (“Meadows”) located in Washington, Pennsylvania. As a result of the transaction, we own and operate the Meadows’ gaming, entertainment and harness racing business subject to a triple-net lease of its underlying real estate with GLPI (the “Meadows Lease”). See Note 6, “Master Lease Financing Obligation and Lease Obligations” and Note 8, “Investment and Acquisition Activities.”

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

Use of Estimates: The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and our guest loyalty programs, the initial measurement of the financing obligation associated with the Master Lease, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and other intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected life of share-based payment awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.

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

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

	(in millions)
As of December 31, 2017:
Assets:
Held-to-maturity securities	$10.4	$10.4	$—	$7.5	$2.9
Promissory notes	$16.9	$17.2	$—	$17.2	$—
Liabilities:
Long-term debt	$812.3	$854.2	$—	$854.2	$—
Other long-term liabilities	$5.0	$5.0	$—	$5.0	$—
As of December 31, 2016:
Assets:
Held-to-maturity securities	$14.3	$16.4	$—	$13.4	$3.0
Promissory notes	$15.6	$19.8	$—	$19.8	$—
Liabilities:
Long-term debt	$936.7	$953.2	$—	$953.2	$—
Other long-term liabilities	$5.5	$5.6	$—	$5.6	$—

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

The estimated fair values of our long-term debt were based on Level 2 inputs of observable market data on comparable debt instruments on or about December 31, 2017 and December 31, 2016. See Note 4, “Long-Term Debt.”

Cash and Cash Equivalents: Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of purchase, are stated at the lower of cost or market value, and are valued using Level 1 inputs. Book overdraft balances are included in “Accounts payable” in our Consolidated Balance Sheets.

Accounts Receivable: Accounts receivable consists primarily of casino, hotel and other receivables. We extend casino credit to approved customers in states where it is permitted following investigations of creditworthiness. Accounts receivable are non-interest bearing and are initially recorded at cost. We have estimated an allowance for doubtful accounts of $6.2 million and $5.3 million as of December 31, 2017 and 2016, respectively, to reduce receivables to their carrying amount, which approximates fair value. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables. Bad debt expense totaled $2.5 million, $0.1 million and $6.1 million, for the years ended December 31, 2017, 2016 and 2015, respectively. The recovery of certain casino accounts receivable in 2016, which were fully reserved as of December 31, 2015, reduced our bad debt expense for the year ended December 31, 2016.

Inventories: Inventories, which consist primarily of food, beverage and retail items, are stated at the lower of cost or net realizable value. Costs are determined using the first-in, first-out and the weighted average methods.

Land, Buildings, Vessels and Equipment: Land, buildings, vessels and equipment are stated at cost.

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Depreciation expense	$208.3	$206.5	$226.8
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

Goodwill and Other Intangible Assets: Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations and has been allocated to our reporting units. We consider each of our operating segments to represent a reporting unit. Indefinite-lived intangible assets include gaming licenses, a racing license and trade names for which it is reasonably assured that we will continue to renew indefinitely. Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter (October 1st test date), or more frequently if there are indications of possible impairment. In determining the carrying amount of our reporting units, we allocate each reporting unit that is subject to the Master Lease a pro-rata portion of the Master Lease financing obligation. Amortizing intangible assets include player relationships and favorable leasehold interests. We review amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. See Note 9, “Goodwill and Other Intangible Assets.”

Debt Issuance Costs and Debt Discounts/Premiums: Debt issuance costs and debt discounts/premiums incurred in connection with the issuance of debt have been included as a component of the carrying amount of debt, with the exception of revolving credit facility debt issuance costs, which are included in “Other assets, net” in our Consolidated Balance Sheets. Debt issuance costs and debt discounts/premiums are amortized over the contractual term of the debt to interest expense. Debt issuance costs of the revolving credit facility are amortized on a straight-line basis, while all other debt issuance costs and debt discounts/premiums are amortized using the effective interest method. Amortization of debt issuance costs and debt discounts/premiums included in interest expense was $7.8 million, $7.3 million and $12.4 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

Self-Insurance Accruals: We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, legal costs related to settling such claims and accruals of actuarial estimates of incurred but not reported claims. As of December 31, 2017 and 2016, we had total self-insurance accruals of $23.3 million and $26.1 million, respectively, which are included in “Total current liabilities” in our Consolidated Balance Sheets. In estimating these accruals, we consider historical loss experience and make judgments about the expected level of costs per claim. We believe the estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity could materially affect the estimate for these liabilities.

Guest Loyalty Programs: We offer incentives to our guests through our mychoice guest loyalty program (“mychoice program”). Under the mychoice program, guests earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the mychoice program will be forfeited if the guest does not earn any reward credits over the prior six-month period. In addition, based on their level of play, guests can earn additional benefits without redeeming points, such as a car lease, among other items. In January 2018, the Company implemented the mychoice program at Meadows, which previously operated its own guest loyalty program.

We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the combination of goods and services guests will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or guest redemption patterns could produce different results. As of December 31, 2017 and 2016, we had accrued $21.0 million and $25.1 million, respectively, for the estimated cost of providing these benefits, which are included in “Other accrued liabilities” in our Consolidated Balance Sheets. As described below in “Recently Issued Accounting Pronouncements,” the accounting related to our guest loyalty programs was impacted by the adoption of ASC 606 (as defined below) during the first quarter 2018.

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

Revenue Recognition: Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Cash discounts and other cash incentives to customers related to gaming play are recorded as a reduction to gaming revenue. Food and beverage; lodging; and retail, entertainment, and other; operating revenues are recognized as products are delivered or services are performed. Advance deposits on lodging are recorded as accrued liabilities until services are provided to the customer. As described below in “Recently Issued Accounting Pronouncements,” the accounting related to our revenues, including complimentary revenues, was impacted by the adoption of ASC 606 during the first quarter 2018.

The retail value of food and beverage, lodging and other services furnished to guests on a complimentary basis is excluded from revenues as promotional allowances in calculating total revenues. The estimated costs of providing such promotional allowances are included in gaming expenses. Complimentary revenues that have been excluded from the accompanying Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, were as follows:

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Food and beverage	$141.6	$138.7	$137.9
Lodging	63.1	64.5	63.1
Retail, entertainment and other	16.1	16.4	18.0
Total promotional allowances	$220.8	$219.6	$219.0

The estimated costs of providing complimentary food and beverage, lodging and other services, for the years ended December 31, 2017, 2016 and 2015, were as follows:

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Promotional allowance costs included in gaming expense	$163.4	$160.3	$167.6

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the accompanying Consolidated Statements of Operations. These taxes for the years ended December 31, 2017, 2016 and 2015, were as follows:

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Gaming taxes	$697.0	$616.3	$580.3

Leases: The Company has certain long-term lease obligations, including the Meadows Lease, ground leases at certain properties, office space, and equipment. Rent associated with operating leases, excluding contingent rent, is expensed on a straight-line basis over the life of the lease beginning on the date of possession of the leased property. To the extent it is considered probable, contingent rent associated with operating leases is expensed as incurred. At lease inception, the lease term is determined by assuming the exercise of those renewal options that are reasonably assured. The lease term is used to determine whether a lease is capital or operating and is used to calculate the straight-line rent expense. Additionally, the depreciable life of capital lease assets and leasehold improvements is limited by the expected lease term if less than the useful life of the asset. Rent expenses are included in “General and administrative” in our Consolidated Statements of Operations.

Advertising Costs: We expense advertising costs the first time the advertising takes place. These costs are included in gaming expenses in the accompanying Consolidated Statements of Operations. In addition, advertising costs associated with development projects are included in pre-opening, development and other costs until the project is completed. These costs for the years ended December 31, 2017, 2016 and 2015, were as follows:

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Advertising costs	$28.1	$33.0	$38.4

Pre-opening, Development and Other Costs: Pre-opening, development and other costs consist of payroll costs to hire, employ and train the workforce prior to opening an operating facility; marketing campaigns prior to and in connection with the opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; and lease payments, real estate taxes, and other general and administrative costs prior to the opening of an operating facility. In addition, pre-opening, development and other costs include acquisition and restructuring costs. Pre-opening, development and other costs are expensed as incurred. Pre-opening, development and other costs for the years ended December 31, 2017, 2016 and 2015, consisted of the following:

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Proposed Company Sale costs (1)	$6.9	$—	$—
Spin-Off and Merger costs (2)	0.9	48.7	12.2
Meadows acquisition costs (3)	0.2	6.4	—
Other	1.5	0.9	2.0
Total pre-opening, development and other costs	$9.5	$56.0	$14.2

(1)	Amount comprised principally of legal, advisory, and other costs associated with the Proposed Company Sale.

(2)	Amounts comprised principally of legal, advisory, and other costs. See Note 2, “Spin-Off, Merger and Master Lease.”

(3)	Amounts comprised principally of legal, advisory, and other costs. See Note 8, “Investment and Acquisition Activities.”

Share-based Compensation: We measure the cost of awards of equity instruments to employees based on the grant-date fair value of the award. The grant-date fair value is determined by using either the Black-Scholes option-pricing model or performing a Monte Carlo simulation. The fair value, net of expected forfeitures, is amortized as compensation cost on a straight-line basis over the vesting period. Expected forfeitures are estimated at the time of each grant using historical information. See Note 7, “Employee Benefit Plans.”

Earnings Per Share: The computation of basic and diluted earnings per share (“EPS”) is based on net income (loss) attributable to Pinnacle Entertainment, Inc. divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted EPS reflects the addition of potentially dilutive securities, such as stock options, restricted stock units, restricted stock and performance stock units (“share-based payment awards”). We calculate the dilutive effect of share-based payment awards using the treasury stock method. A total of 0.0 million, 1.3 million and 0.3 million share-based payment awards were excluded from the calculation of diluted EPS for the years ended December 31, 2017, 2016 and 2015, respectively, because including them would have been anti-dilutive.
For the year ended December 31, 2016, we recorded a net loss from continuing operations. Accordingly, the potential dilution from share-based payment awards was anti-dilutive, which resulted in basic EPS equaling diluted EPS for such year. Share-based payment awards that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS for the year ended December 31, 2016 was 3.0 million.

Treasury Stock: In May 2016, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million of our common stock, which we completed in July 2016. In August 2016, our Board of Directors authorized an additional share repurchase program of up to $50.0 million of our common stock. The cost of the shares acquired is treated as a reduction to stockholders’ equity. During the year ended December 31, 2017 and 2016, we repurchased 1.1 million shares of common stock for $22.3 million and 6.2 million shares of common stock for $70.2 million, respectively. In December 2017, the Company canceled the additional share repurchase program and at that time, we had repurchased 2.8 million shares of common stock for $42.4 million.

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

Recently Issued Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which introduced a new standard related to revenue recognition, ASC Topic 606, Revenue from Contracts with Customers (“ASC 606” or the “new revenue standard”). Under ASC 606, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the new revenue standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASC 606 was to be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the implementation of ASC 606 to be effective for fiscal years beginning after December 15, 2017.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, which clarified the implementation guidance on principal versus agent considerations in the new revenue standard pursuant to ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amended certain aspects of the new revenue standard pursuant to ASU No. 2014-09. In December 2016, the FASB issued ASU No. 2016-19 and ASU No. 2016-20, Technical Corrections and Improvements, which further clarified and corrected certain elements of ASC 606.

The Company had previously disclosed that it expected to adopt ASC 606 using the full retrospective approach. However, during the fourth quarter 2017, due to changes in facts and circumstances, particularly the Proposed Company Sale to Penn National, we changed our transition method to the modified retrospective approach. Unlike the full retrospective approach, the modified retrospective approach does not require the Company to recast the prior period consolidated financial statements. Instead, the modified retrospective approach requires the Company to provide disclosures in the notes that accompany the consolidated financial statements describing the financial statement line items impacted by the new revenue standard. We adopted ASC 606 during the first quarter 2018 using the modified retrospective approach to all contracts as of the date of initial application, which was January 1, 2018.

The Company has concluded that the adoption of the new revenue standard principally affects (1) how we measure the liability associated with our mychoice program and (2) the classification and, as it relates to lodging, the measurement, of revenues and expenses between gaming; food and beverage; lodging; and retail, entertainment and other.

Under our mychoice program, guests earn points based on their level of play, which may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. Prior to the adoption of ASC 606, we determined our liability for unredeemed points based on the estimated costs of services or merchandise to be provided and estimated redemption rates. Upon adoption of ASC 606, points awarded under our mychoice program are considered a material right given to players based on their gaming play and the promise to provide points to players is required to be accounted for as a separate performance obligation. In addition, certain tier benefits associated with our mychoice program, represent material rights in a manner similar to player points, which results in such benefits constituting separate performance obligations. Therefore, ASC 606 requires us to allocate the revenues associated with the players’ activity between gaming revenue and the value of the points and certain tier benefits, if applicable. The measurement of the liability is based on the estimated standalone selling price of the points earned after factoring in the likelihood of redemption. The revenue associated with the points earned will be recognized in the period in which they are redeemed.

In addition to the above, prior to the adoption of ASC 606, complimentary revenues pertaining to food and beverage; lodging; and retail, entertainment and other; were excluded from the Consolidated Statements of Operations and the estimated costs of providing such complimentary goods and services were included as gaming expenses in the Consolidated Statements of Operations. However, subsequent to the adoption of ASC 606, food and beverage, lodging and other services furnished to our guests on a complimentary basis will be measured at the estimated standalone selling prices and included as revenues within food and beverage; lodging; and retail, entertainment and other; as appropriate, in the Consolidated Statements of Operations, which will result in a corresponding decrease in gaming revenues. Furthermore, specifically as it relates to lodging, the transition from complimentary retail value to estimated standalone selling price will increase the recorded amount of lodging complimentary revenue. Additionally, subsequent to the adoption of ASC 606, the costs of providing such complimentary goods and services will be included as expenses within food and beverage; lodging; and retail, entertainment and other; as appropriate, in the Consolidated Statements of Operations, which will result in a decrease in gaming expenses.

The amounts relating to promotional allowances and estimated costs of providing complimentary goods and services for the years ended December 31, 2017, 2016 and 2015, are presented tabularly in “Revenue Recognition” above. Lastly, we expect that the cumulative effect adjustment to our accumulated deficit upon adoption of ASC 606 will not be significant. Adoption of the new revenue standard will also result in additional revenue-related disclosures in the footnotes to our Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. We adopted this guidance during the first quarter 2018 and it did not have a material impact on our Consolidated Financial Statements.

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

The Company currently anticipates adopting this accounting standard during the first quarter 2019. Operating leases, including the Meadows Lease, our ground leases at certain properties, and agreements relating to slot machines, will be recorded on our Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability, which will represent the present value of the lease payments to be made over the lease term. Additionally, as a result of this ASU, the Company will be required to reassess whether the Spin-Off and Merger transactions qualified for sale-leaseback accounting treatment. The full qualitative and quantitative effects of these changes have not yet been determined and are still being analyzed.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which amended the current accounting standard to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows in order to reduce the diversity in practice of certain types of cash flows where consistent principles previously did not exist. Further, in November 2016, the FASB issued No. 2016-18, Statement of Cash Flows: Restricted Cash, which amended the existing accounting standard to require the statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, which was intended to reduce the diversity in practice caused by the lack of specificity in the existing accounting standard regarding the classification and presentation of changes in restricted cash or restricted cash equivalents. We adopted this guidance during the first quarter 2018 using a retrospective transition approach and it did not have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amended the guidance of the definition of a business, which affected many areas of accounting including acquisitions, disposals, goodwill and consolidation. We adopted this guidance during the first quarter 2018 using a prospective transition approach and it did not have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323), which adds and amends the SEC paragraphs pursuant to staff announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force meetings. Principally, this ASU is responsive to the requirement to disclose the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. This guidance, which was effective immediately, did not have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplified the complexity and cost of performing interim and annual assessments for impairment of goodwill by eliminating the requirement to perform Step 2 of the impairment test. Thereby, companies were no longer required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a company should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A company should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit and after consideration of income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit, if applicable. We adopted this guidance during the first quarter 2017 using a prospective transition approach.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which provided clarity and intended to reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation. More specifically, ASU No. 2017-09 provided guidance on which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. We adopted this guidance during the first quarter 2018 using a prospective transition approach and it did not have a material impact on our Consolidated Financial Statements.

In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which makes amendments to the SEC paragraphs pursuant to the staff announcement at the July 20, 2017 Emerging Issues Task Force meeting and rescinds prior SEC staff announcements and observer comments. To the extent this guidance is applicable, it is effective immediately. As discussed above, as of December 31, 2017, the Company had not yet adopted ASC Topics 606, Revenue from Contracts with Customers, and 842, Leases; however, ASC 606 was adopted by the Company during the first quarter 2018. The guidance applicable to the Company in this ASU did not have a material impact on our Consolidated Financial Statements.

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

Note 2—Spin-Off, Merger and Master Lease

Overview of the Spin-Off and Merger: On April 28, 2016, Former Pinnacle completed the transactions under the terms of the GLPI Merger Agreement. Pursuant to the terms of the GLPI Merger Agreement, Former Pinnacle separated its operating assets and liabilities (and its Belterra Park property and excess land at certain locations) into the Company, a newly formed subsidiary, and distributed to its stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of the Company. As a result, Former Pinnacle stockholders received one share of the Company’s common stock, with a par value of $0.01 per share, for each share of Former Pinnacle common stock that they owned. Merger Sub then merged with and into Former Pinnacle, with Merger Sub surviving the Merger as a wholly-owned subsidiary of GLPI. Following the Merger, the Company operates its gaming, hospitality and entertainment businesses in the facilities acquired by GLPI under the Master Lease.

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

In connection with the Spin-Off and Merger, on April 28, 2016, we made a dividend to Former Pinnacle of $808.4 million (the “Cash Payment”), which was equal to the amount of debt outstanding as of April 28, 2016, less $2.7 billion that GLPI assumed pursuant to the GLPI Merger Agreement. Immediately following the consummation of the Spin-Off and Merger, Former Pinnacle’s amended and restated credit agreement (“Former Senior Secured Credit Facilities”) was repaid in full and terminated and Former Pinnacle’s 6.375% senior notes due 2021 (“6.375% Notes”), 7.50% senior notes due 2021 (“7.50% Notes”) and 7.75% senior subordinated notes due 2022 (“7.75% Notes”) were redeemed. In addition, Former Pinnacle’s 8.75% senior subordinated notes due 2020 (“8.75% Notes”) were redeemed on May 15, 2016. Following the consummation of the Spin-Off and Merger, the Company had no outstanding obligations under the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes and the 8.75% Notes. For a description of the Company’s existing long-term debt, see Note 4, “Long-Term Debt.”

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

As of December 31, 2017, annual rent under the Master Lease was $382.8 million, which was comprised of the land base rent, the building base rent and the percentage rent, which were $44.1 million, $294.6 million and $44.1 million, respectively.

Failed Spin-Off-Leaseback: The Spin-Off and the subsequent leaseback of the gaming facilities under the terms of the Master Lease did not meet all of the requirements for sale-leaseback accounting treatment under ASC 840; and consequently, is accounted for as a financing obligation. Specifically, the Master Lease contains certain provisions that constitute prohibited forms of continuing involvement in the leased assets; such as, among other provisions, the Master Lease requires us to facilitate and cooperate in transferring ownership of the businesses to a successor tenant in the event that the Master Lease is not renewed or is otherwise terminated.

For further information on the accounting of the Master Lease and payments made under the Master Lease, see Note 6, “Master Lease Financing Obligation and Lease Obligations.”

Note 3—Land, Buildings, Vessels and Equipment

The following table presents a summary of our land, buildings, vessels and equipment:

	December 31,
	2017	2016

	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$431.6	$426.7
Buildings, vessels and improvements	2,700.3	2,689.0
Furniture, fixtures and equipment	805.0	805.9
Construction in progress	28.6	32.7
Land, buildings, vessels and equipment, gross	3,965.5	3,954.3
Less: accumulated depreciation	(1,336.5)	(1,185.8)
Land, buildings, vessels and equipment, net	$2,629.0	$2,768.5

As a result of the Spin-Off and Merger, substantially all of the land, buildings, vessels and associated improvements used in the Company’s operations and included in the table above are subject to the Master Lease and owned by GLPI. See Note 2, “Spin-Off, Merger and Master Lease.”

Note 4—Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2017
	Outstanding Principal	Unamortized Discount, Net of Premium, and Debt Issuance Costs	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2021	$169.2	$—	$169.2
Term Loan A Facility due 2021	152.4	(2.2)	150.2
5.625% Notes due 2024	500.0	(7.2)	492.8
Other	0.1	—	0.1
Total debt including current maturities	821.7	(9.4)	812.3
Less: current maturities	0.0	—	0.0
Total long-term debt	$821.7	$(9.4)	$812.3

	December 31, 2016
	Outstanding Principal	Unamortized Discount, Net of Premium, and Debt Issuance Costs	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2021	$107.2	$—	$107.2
Term Loan A Facility due 2021	180.4	(3.2)	177.2
Term Loan B Facility due 2023	165.2	(4.9)	160.3
5.625% Notes due 2024	500.0	(8.1)	491.9
Other	0.1	—	0.1
Total debt including current maturities	952.9	(16.2)	936.7
Less: current maturities	(12.3)	—	(12.3)
Total long-term debt	$940.6	$(16.2)	$924.4

Senior Secured Credit Facilities: On April 28, 2016, in connection with the Spin-Off and Merger, the Company entered into a credit agreement with certain lenders (the “Credit Agreement”). The Credit Agreement is comprised of (i) a $185.0 million term loan A facility with a maturity of five years (the “Term Loan A Facility”), (ii) a $300.0 million term loan B facility with a maturity of seven years (the “Term Loan B Facility”) and (iii) a $400.0 million revolving credit facility with a maturity of five years (the “Revolving Credit Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “Senior Secured Credit Facilities”). As of December 31, 2017, we had $169.2 million drawn under the Revolving Credit Facility and had $9.2 million committed under various letters of credit.

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

The Term Loan A Facility amortizes in equal quarterly amounts equal to a percentage of the original outstanding principal amount at closing as follows: (i) 5% per annum in the first two years, (ii) 7.5% per annum in the third year and (iii) 10% per annum in the fourth and fifth year. The remaining principal amount is payable on April 28, 2021. The voluntary repayments we made during the year ended December 31, 2017 have satisfied the quarterly amortization payments that were otherwise due during the year ending December 31, 2018. The Term Loan B Facility amortized in equal quarterly amounts equal to 1% per annum of the original outstanding principal amount at closing. The Revolving Credit Facility is not subject to amortization and is due and payable on April 28, 2021.

The Credit Agreement contains, among other things, certain affirmative and negative covenants and, solely for the benefit of the lenders under the Senior Secured Credit Facilities, financial covenants, including (1) maximum permitted Consolidated Total Net Leverage Ratio of 3.75 to 1.00 as of December 31, 2017; (2) maximum permitted Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00 as of December 31, 2017; and (3) required minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. The Credit Agreement also contains certain customary events of default, including the occurrence of a change of control, revocation of material licenses by gaming authorities (subject to a cure period), termination of the Master Lease and cross-default to certain events of default under the Master Lease. As of December 31, 2017, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

5.625% Notes: On April 28, 2016, we issued $375.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the “Existing 5.625% Notes”). The Existing 5.625% Notes were issued at par, mature on May 1, 2024, and bear interest at the rate of 5.625% per annum. Interest on the Existing 5.625% Notes is payable semi-annually on May 1st and November 1st of each year.

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

Loss on early extinguishment of debt: During the years ended December 31, 2017 and 2016, we recorded losses of $0.5 million and $5.2 million, respectively, related to the repayments, in full, of the Term Loan B Facility and the Former Senior Secured Credit Facilities, respectively. The losses included the write-off of previously unamortized debt issuance costs and original issuance discount.

Interest expense, net, was as follows:

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Interest expense from financing obligation (1)	$331.1	$225.1	$—
Interest expense from debt (2)	50.3	108.0	244.7
Interest income	(0.4)	(0.4)	(0.3)
Capitalized interest	(0.1)	(0.1)	—
Other (3)	—	1.7	—
Interest expense, net	$380.9	$334.3	$244.4

(1)	See Note 6, “Master Lease Financing Obligation and Lease Obligations,” for information on total lease payments under the Master Lease.

(2)
Interest expense associated with the Former Senior Secured Credit Facilities, the 6.375% Notes, the 7.50% Notes, the 7.75% Notes, and the 8.75% Notes, which were no longer obligations of the Company as of April 28, 2016, included in the year ended December 31, 2016 was $76.5 million.

(3)	Represents a nonrecurring expense associated with the Spin-Off and Merger.

Scheduled maturities of long-term debt: As of December 31, 2017, annual maturities of our long-term debt were as follows (amounts in millions):

Year ended December 31:
2018	$0.0
2019	9.1
2020	18.5
2021	294.1
2022	0.0
Thereafter	500.0
Total	821.7
Less: unamortized debt discount, net of premium, and debt issuance costs	(9.4)
Long-term debt, including current portion	$812.3

Note 5—Income Taxes

New tax legislation, commonly referred to as The Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017. The Tax Act significantly revised U.S. corporate income tax law to, among other things, reduce the federal corporate income tax rate, impose a new minimum tax on global intangible low-taxed income and implement a modified territorial tax system that included a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The global intangible low-taxed income and the one-time transition tax on deemed repatriated earnings of foreign subsidiaries did not significantly impact the Company upon enactment.

ASC Topic 740, Income Taxes (“ASC 740”), requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Given the significance of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, which allows registrants to record provisional amounts during a one-year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

To the extent a reasonable estimate could be made, we have accounted for the impact of the Tax Act for the year ended December 31, 2017. We will continue to refine our estimates throughout the measurement period or until the accounting is complete, and the impact of the Tax Act may differ from these estimates, possibly materially, due to, among other things, changes in estimates and assumptions we have made. As noted above, the Tax Act permanently reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, which required, in part, a revaluation of our deferred tax assets and liabilities as of December 31, 2017. The Tax Act also granted indefinite carry-forward of net operating losses generated on or after January 1, 2018. As a result of the revaluation of our deferred tax assets and liabilities, the change in the net operating loss carry-forward rules, and other provisions of the Tax Act, during the year ended December 31, 2017, we recorded a one-time tax benefit of $21.5 million.

The Spin-Off described in Note 2, “Spin-Off, Merger and Master Lease,” was a taxable transaction whereby a gain was recognized for tax purposes and the tax bases of the operating assets were stepped up to fair market value at the time of the transaction. Pursuant to ASC 740, the tax impact directly related to the transaction amongst stockholders was recorded to equity, consistent with the overall accounting treatment of the transaction. All changes in tax bases of assets and liabilities caused by the transactions were recorded to additional paid-in capital. Furthermore, as previously noted, the gaming facilities leased from GLPI are presented on the Company’s Consolidated Balance Sheets at historical cost, net of accumulated depreciation, and the Master Lease is accounted for as a financing obligation. However, for federal and state income tax purposes, the Master Lease is considered an operating lease. As such, the Company does not recognize any tax bases in the leased gaming facilities, which creates basis differences that give rise to deferred income taxes.
The composition of our income tax benefit (expense) from continuing operations for the years ended December 31, 2017, 2016 and 2015, was as follows:

	Current	Deferred	Total

	(in millions)
Year ended December 31, 2017:
U.S. Federal	$1.7	$17.3	$19.0
State	(1.8)	(2.6)	(4.4)
	$(0.1)	$14.7	$14.6
Year ended December 31, 2016:
U.S. Federal	$(1.6)	$43.4	$41.8
State	(4.4)	(9.4)	(13.8)
	$(6.0)	$34.0	$28.0
Year ended December 31, 2015:
U.S. Federal	$5.3	$(10.3)	$(5.0)
State	(1.9)	(7.7)	(9.6)
	$3.4	$(18.0)	$(14.6)

The following table reconciles our effective income tax rate from continuing operations to the federal statutory tax rate:

	2017		2016		2015
	Percent	Amount	Percent	Amount	Percent	Amount

	(in millions, except tax rates)
Federal income tax benefit (expense) at the statutory rate	35.0%	$(16.5)	35.0%	$170.1	35.0%	$(19.8)
State income taxes, net of federal tax benefits	9.3	(4.4)	(2.4)	(11.8)	5.3	(3.0)
Acquisition costs	5.9	(2.8)	(0.4)	(1.9)	8.6	(4.9)
Impairment of goodwill and other intangible assets	—	—	(23.1)	(112.5)	—	—
Reserves for unrecognized tax benefits	0.2	(0.1)	0.2	1.2	(9.3)	5.3
Credits	(7.0)	3.3	0.4	1.7	(3.8)	2.1
Change in valuation allowance	(9.8)	4.7	(3.2)	(15.6)	(10.8)	6.1
Excess tax benefits related to share-based compensation	(24.2)	11.4	—	—	—	—
Non-deductible expenses and other	5.3	(2.5)	(0.7)	(3.2)	0.7	(0.4)
Tax Act	(45.7)	21.5	—	—	—	—
Income tax benefit (expense) from continuing operations	(31.0)%	$14.6	5.8%	$28.0	25.7%	$(14.6)
The following table shows the allocation of income tax benefit (expense) between continuing operations and discontinued operations:

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Income (loss) from continuing operations before income taxes	$47.1	$(485.9)	$56.7
Income tax benefit (expense) allocated to continuing operations	14.6	28.0	(14.6)
Income (loss) from continuing operations	61.7	(457.9)	42.1
Income from discontinued operations before income taxes	—	0.4	5.7
Income tax benefit (expense) allocated to discontinued operations	—	0.0	(0.2)
Income from discontinued operations, net of income taxes	—	0.4	5.5
Net income (loss)	$61.7	$(457.5)	$47.6

As of December 31, 2017 and 2016, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	December 31,
	2017	2016

	(in millions)
Deferred tax assets:
Workers’ compensation insurance reserve	$2.2	$4.1
Allowance for doubtful accounts	3.8	4.8
Legal and merger costs	3.4	4.6
Federal tax credit carry-forwards	3.3	—
Federal net operating loss carry-forwards	8.6	0.4
State net operating loss carry-forwards	6.5	0.1
Deferred compensation	0.4	0.2
Pre-opening expenses capitalized for tax purposes	1.2	—
Share-based compensation expense—book cost	5.5	7.4
Intangible assets	123.3	212.8
Master Lease	798.4	1,249.6
Accruals, reserves and other	9.7	16.3
Less: valuation allowance	(422.7)	(646.7)
Total deferred tax assets	543.6	853.6
Deferred tax liabilities:
Prepaid expenses	(7.5)	(6.1)
Land, buildings, vessels and equipment, net	(534.6)	(860.7)
Total deferred tax liabilities	(542.1)	(866.8)
Net deferred tax assets (liabilities)	$1.5	$(13.2)
The following table summarizes the total deferred tax assets and total deferred tax liabilities provided in the previous table:

	December 31,
	2017	2016

	(in millions)
Total deferred tax assets	$966.3	$1,500.3
Less: valuation allowance	(422.7)	(646.7)
Less: total deferred tax liabilities	(542.1)	(866.8)
Net deferred tax assets (liabilities)	$1.5	$(13.2)

As of December 31, 2017, we continue to provide a full valuation allowance against deferred tax assets for all jurisdictions except for certain states, where the deferred tax assets are more likely than not to be realized. In evaluating the need for a valuation allowance, we consider all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. We have a cumulative U.S. pretax accounting loss for the years 2015 through 2017. Considering all available evidence both positive and negative, and in light of the cumulative losses in recent years, we determined that a full valuation allowance was appropriate.

As of April 29, 2016, the Company became a new taxpayer as a result of the Spin-Off and Merger. As a result, all tax attributes carried over from the year ended December 31, 2015 were either utilized during the pre-transaction period of January 1, 2016 through April 28, 2016, or acquired by GLPI. As of December 31, 2017, our tax filings reflected available General Business Credit (“GBC”) carry-forwards of $3.3 million. The GBC credit carry-forwards will begin to expire in 2036. As of December 31, 2017, we had $41.1 million of federal net operating loss carry-forwards, which begin to expire in 2036, and $101.4 million of state net operating loss carry-forwards, predominantly in Louisiana and Pennsylvania, which begin to expire in 2026.

As of December 31, 2017 and December 31, 2016, we had $4.2 million and $4.5 million, respectively, of uncertain tax benefits that, if recognized, would impact the effective tax rate. Authoritative guidance requires companies to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. We recognize accrued interest and penalties related to uncertain tax benefits as a component of income tax benefit (expense). During the year ended December 31, 2017, there was a net decrease in accrued interest of $0.1 million related to unrecognized tax benefits. We had $0.3 million of cumulative interest accrued as of December 31, 2017. No penalties were accrued in any of the years ended December 31, 2017, 2016 or 2015.

The following table summarizes the activity related to uncertain tax benefits, excluding any interest or penalties:

	2017	2016	2015

	(in millions)
Balance as of January 1	$4.5	$28.4	$37.7
Gross increases - tax positions in prior periods	—	0.1	0.1
Gross decreases - tax positions in prior periods	(0.3)	(21.0)	(6.2)
Gross increases - tax positions in current period	—	—	1.2
Gross decreases - tax positions in current period	—	—	(1.5)
Settlements	—	(3.0)	(2.9)
Balance as of December 31	$4.2	$4.5	$28.4

Note 6—Master Lease Financing Obligation and Lease Obligations

Master Lease Financing Obligation: The Company’s Master Lease with GLPI that is described in Note 2, “Spin-Off, Merger and Master Lease,” is accounted for as a financing obligation. At lease inception, the financing obligation was determined to be $3.2 billion and was calculated based on the future minimum lease payments discounted at 10.5%. For purposes of calculating the financing obligation, beginning in the third year of the lease, the percentage rent was excluded since the payment is contingent upon the achievement of future financial results. The discount rate represented the estimated incremental borrowing rate over the lease term of 35 years, which included renewal options that were reasonably assured of being exercised, at lease inception.

Total lease payments under the Master Lease were as follows:

	For the year ended December 31,
	2017	2016

	(in millions)
Reduction of financing obligation	$49.8	$31.0
Interest expense attributable to financing obligation	331.1	225.1
Total lease payments under the Master Lease	$380.9	$256.1

The future minimum lease payments related to the Master Lease financing obligation, as of December 31, 2017 were as follows (amounts in millions):

Year ended December 31:
2018	$347.3
2019	332.9
2020	332.9
2021	332.9
2022	332.9
Thereafter	9,429.4
Total minimum lease payments	11,108.3
Less: amounts representing interest at 10.5%	(8,155.6)
Plus: residual values	160.9
Present value of future minimum lease payments	3,113.6
Less: current portion of financing obligation	(24.7)
Long-term portion of financing obligation	$3,088.9
Operating Leases: We have certain long-term operating lease obligations, including the Meadows Lease, corporate office space, ground leases at certain locations, water bottom leases in Louisiana, office space and gaming equipment. Minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017 were as follows (amounts in millions):

Year ended December 31:
2018	$35.2
2019	25.3
2020	25.3
2021	25.2
2022	25.3
Thereafter	559.4
$695.7
Total rent expense for these long-term lease obligations for the years ended December 31, 2017, 2016 and 2015, was $29.9 million, $19.1 million and $13.6 million, respectively.

The Meadows Lease provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. As of December 31, 2017, annual rent under the Meadows Lease is $25.8 million, payable in monthly installments, and comprised of a base rent of $14.4 million, which is subject to certain adjustments, and a percentage rent of $11.4 million. The base rent is subject to an annual escalation of up to 5% for the initial term or until the lease year in which base rent plus percentage rent is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 1.8:1 during the second year of the lease, 1.9:1 during the third year of the lease and 2.0:1 during the fourth year of the lease and thereafter. The percentage rent is fixed for the first two years and will be adjusted every two years to establish a new fixed amount for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period.

Former Pinnacle leased underlying land occupied by L’Auberge Lake Charles, River City, Belterra Resort and Ameristar East Chicago. At the time of the Spin-Off and Merger, these leases were assigned to GLPI and GLPI immediately subleased the land back to the Company. As a result, we are responsible for making payments under the terms of each of these land leases, which are made directly to the respective landlords. The annual base rent for the leased L’Auberge Lake Charles land is $1.1 million per year, which adjusts annually for changes in the consumer price index. The annual rent for the leased River City land is the greater of $4.0 million or 2.5% of annual adjusted gross receipts (as defined in the lease agreement). The Belterra Resort land lease currently provides for minimum annual rent payments of $1.5 million, plus 1.5% of gross gaming win (as defined in the lease agreement) in excess of $100.0 million. The Ameristar East Chicago land lease currently provides for minimum annual rent payments of $0.6 million, which adjusts every three years primarily based on changes in the consumer price index.

We lease corporate office space in Las Vegas, Nevada. The base rent for such office space is $2.7 million per year, subject to periodic increases and the lease term is 11 years, subject to certain renewal options.

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

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Slot and table game participation fees	$26.6	$26.0	$26.5

Note 7—Employee Benefit Plans
Share-based Compensation: Our 2016 Equity and Performance Incentive Plan (the “2016 Plan”), which was approved and adopted in April 2016, allows us to grant options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock unit awards and dividend equivalents to directors, employees, consultants and/or advisors of the Company. The 2016 Plan permits the issuance of up to 7.5 million shares of the Company’s common stock, plus any shares subject to awards granted under the Prior Plans and Individual Arrangements (both defined below) which are forfeited, expire or are canceled on or after the effective date of the 2016 Plan. All awards under the 2016 Plan are counted against the 7.5 million share limit as one share for every one share granted. The 2016 Plan had 5.0 million share-based payment awards available for grant as of December 31, 2017.
Prior to the adoption of the 2016 Plan, Former Pinnacle’s 2015 Equity and Performance Incentive Plan (the “2015 Plan”) was terminated upon closing of the Spin-Off and Merger and its 2005 Equity and Performance Incentive Plan (the “2005 Plan” and together with the 2015 Plan, the “Prior Plans”) expired on April 1, 2015.
In 2008 and 2010, in order to recruit our executive officers, we granted options outside of the 2005 Plan for the purchase of 850,000 shares of common stock, all of which remained outstanding as of December 31, 2017. Additionally, in connection with the acquisition of Ameristar Casinos, Inc. (“Ameristar”) in 2013, outside of the 2005 Plan, we granted new employees, who were former employees of Ameristar, options to purchase shares of common stock and restricted stock units (collectively, these grants are referred to as “Individual Agreements”).
As of December 31, 2017, we had 7.8 million share-based payment awards outstanding, including stock options, restricted stock units and restricted stock.

Stock Options: Options are granted at the current market price at the date of grant. The following tables summarize information related to our stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding as of January 1, 2017	6,387,115	$6.16
Granted	20,000	$19.30
Exercised	(1,257,581)	$4.57
Canceled or forfeited	(122,812)	$9.13
Options outstanding as of December 31, 2017	5,026,722	$6.53	2.99	$131.7
Options exercisable as of December 31, 2017	3,726,796	$5.15	2.30	$102.8
Expected to vest as of December 31, 2017	1,060,098	$10.56	4.98	$23.5

	For the year ended December 31,
	2017	2016	2015

	(in millions, except grant date fair value)
Weighted average grant date fair value	$6.37	$4.06	$10.91
Intrinsic value of stock options exercised	$19.8	$2.7	$8.1
Net cash proceeds from exercise of stock options	$4.7	$2.7	$9.3
Unamortized compensation costs not yet expensed related to stock options granted totaled $3.8 million as of December 31, 2017 and the weighted average period over which the costs are expected to be recognized is 1.2 years. The associated shares were newly-issued common stock.
Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2017	2,183,056	$9.65
Granted	578,180	$19.06
Vested	(1,060,599)	$8.61
Canceled or forfeited	(176,108)	$12.61
Non-vested as of December 31, 2017	1,524,529	$13.61

Unamortized compensation costs not yet expensed related to non-vested restricted stock units totaled $16.0 million as of December 31, 2017 and the weighted average period over which the costs are expected to be recognized is 1.3 years.

Restricted Stock: The Company grants restricted stock awards, which are subject to either market or performance conditions. The grant date fair value of the awards subject to market conditions was determined using the Monte Carlo simulation. The grant date fair value of the awards subject to performance conditions was determined as the closing price of the Company’s common stock on the grant date. To the extent that restricted stock awards are forfeited, the forfeited shares will be included in treasury stock. The following table summarizes information related to our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2017	340,620	$14.24
Granted	713,470	$20.92
Canceled or forfeited	(11,428)	$18.70
Non-vested as of December 31, 2017	1,042,662	$18.77

The unamortized compensation costs not yet expensed related to restricted stock totaled $9.8 million as of December 31, 2017 and the weighted average period over which the costs are expected to be recognized is 1.5 years.

Performance Stock Units: The following table summarizes information related to our performance stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2017	108,855	$7.84
Vested	(108,855)	$7.84
Non-vested as of December 31, 2017	—	$—
Compensation Cost: We use the Black-Scholes option-pricing model and the Monte Carlo simulation in order to calculate the compensation cost of employee share-based compensation. Such models require the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock and the expected dividend on the stock.
In computing the share-based compensation, the following is a weighted average of the assumptions used:

	Risk-Free Interest Rate	Expected Life at Issuance (in years)	Expected Volatility	Expected Dividends
Options granted in the following periods:
2017	1.8%	5.37	32.7%	None
2016	1.3%	5.29	37.1%	None
2015	1.4%	5.22	36.8%	None
The expected volatility was derived from an analysis of both the historic actual volatility of our common stock and the implied volatilities of traded options in our common stock. Future volatility may be substantially less or greater than the expected volatility. We do not currently pay dividends and we do not anticipate that dividends will be paid within the average expected life of existing options. U.S. Treasury rates with similar maturities are used as the proxy for the risk-free interest rate. The expected life at issuance is based on our experience as to the average historical term of option grants that were exercised, canceled or forfeited. The total compensation cost recognized was as follows:

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Share-based compensation expense	$14.7	$35.5	$17.8
In connection with the Spin-Off and Merger, each outstanding vested and non-vested share-based payment award granted by Former Pinnacle on or prior to July 16, 2015 (“Pre-July 2015 Former Pinnacle Awards”) were converted into a combination of (1) corresponding share-based payment awards of the Company, which have continued to vest on the same schedule as Pre-July 2015 Former Pinnacle Awards based on service with the Company, and (2) adjusted Pre-July 2015 Former Pinnacle

Awards, which immediately became fully-vested and were settled in shares of GLPI common stock. As a result, during the year ended December 31, 2016, we recorded $22.6 million of incremental expense attributable to the accelerated vesting of adjusted Pre-July 2015 Former Pinnacle Awards.
Excluding the accelerated vesting of adjusted Pre-July 2015 Former Pinnacle Awards, the total fair value of share-based payment awards that vested during the years ended December 31, 2017, 2016 and 2015 was $12.8 million, $10.7 million and $13.6 million, respectively.

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

401(k) Plan: We maintain the Pinnacle Entertainment, Inc. 401(k) Investment Plan (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986. Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation ($18,000 for 2017). In addition, participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a “catch-up” contribution ($6,000 for 2017). We consider discretionary matching contributions under the 401(k) Plan, which vest ratably over four to five years. The match formula is 50% up to 3% of eligible compensation for all eligible participants. For the years ended December 31, 2017, 2016 and 2015, matching contributions to the 401(k) Plan totaled $3.8 million, $3.7 million and $3.6 million, respectively.

Executive Deferred Compensation Plan: We maintain an Executive Deferred Compensation Plan (the “Executive Plan”), which allows certain highly compensated employees to defer, on a pre-tax basis, a portion of their annual base salary and bonus. Participation in the Executive Plan is limited. A participant is at all times fully vested in his or her contributions, as well as any attributable appreciation or depreciation thereof. We do not make matching contributions to the Executive Plan for the benefit of participating employees and the payment of benefits under the Executive Plan is an unsecured obligation. The total obligation under the Executive Plan and the cash surrender value of insurance policies are as follows:

	December 31,
	2017	2016

	(in millions)
Total obligation under Executive Plan (1)	$8.9	$8.3
Cash surrender value of insurance policies (2)	$2.8	$2.9

(1)	Recorded in “Other long-term liabilities” in the Consolidated Balance Sheets.

(2)	Recorded in “Other assets, net” in the Consolidated Balance Sheets.

Note 8—Investment and Acquisition Activities

Acquisition of the Meadows Business: On September 9, 2016, we closed on the purchase agreement with GLPC pursuant to which we acquired all of the equity interests of the Meadows located in Washington, Pennsylvania for base consideration of $138.0 million, subject to certain adjustments. The purchase price, after giving effect to such adjustments, was $134.0 million and the cash paid for the Meadows business, net of cash acquired, was $107.5 million. As a result of the transaction, we own and operate the Meadows’ gaming, entertainment and harness racing business subject to the Meadows Lease, which is discussed in Note 6, “Master Lease Financing Obligation and Lease Obligations,” and we recorded $18.8 million of goodwill, which has been assigned to our Midwest segment. In the second quarter 2017, management finalized the purchase price allocation, which did not result in any adjustments to the recorded goodwill balance.

Retama Park Racetrack: We hold 75.5% of the equity of Pinnacle Retama Partners, LLC (“PRP”), which owns the racing license of Retama Park Racetrack located outside of San Antonio, Texas. We consolidate the accounts of PRP in our Consolidated Financial Statements. We also manage Retama Park Racetrack under a management contract with Retama Development Corporation (“RDC”), a local government corporation of the City of Selma, Texas.

In the second quarter 2015, we determined that there was an indication of impairment on the intangible assets of PRP due to the lack of legislative progress and on-going negative operating results at Retama Park Racetrack. As a result, as noted in Note 9, “Goodwill and Other Intangible Assets,” during the year ended December 31, 2015, we recorded non-cash impairments of the goodwill of PRP and the racing license of Retama Park Racetrack in the amounts of $3.3 million and $5.0 million, respectively.

As of December 31, 2017, PRP held $16.9 million in promissory notes issued by RDC and $7.5 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and local government corporation bonds, which are included in “Other assets, net” in our Consolidated Balance Sheets, have long-term contractual maturities and are collateralized by the assets of Retama Park Racetrack. During the year ended December 31, 2017, we recorded an other-than-temporary impairment on the local government corporation bonds of $3.8 million, which is included in “Write-downs, reserves and recoveries, net” in our Consolidated Statements of Operations. See Note 11, “Write-downs, reserves and recoveries, net.”

The contractual terms of these promissory notes include interest payments due at maturity; however, we have not recorded accrued interest on these promissory notes because uncertainty exists as to RDC’s ability to make interest payments. We have the positive intent and ability to hold the local government corporation bonds to maturity and until the amortized cost is recovered.

Note 9—Goodwill and Other Intangible Assets

The following tables set forth changes in the carrying amount of goodwill and other intangible assets:

	December 31, 2017
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Additions	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net

		(in millions)
Goodwill:
Midwest segment	Indefinite	$605.7	$—	$—	$(124.5)	$481.2
South segment	Indefinite	248.3	—	—	(157.7)	90.6
West segment	Indefinite	78.2	—	—	(39.1)	39.1
Other	Indefinite	5.9	—	—	(5.9)	—
		938.1	—	—	(327.2)	610.9
Indefinite-lived Intangible Assets:
Gaming licenses	Indefinite	374.9	—	—	(144.1)	230.8
Racing license	Indefinite	5.0	—	—	(5.0)	—
Trade names	Indefinite	202.2	—	—	(61.7)	140.5
		582.1	—	—	(210.8)	371.3
Amortizing Intangible Assets:
Player relationships	2	75.1	—	(66.0)	(0.7)	8.4
Favorable leasehold interests	28	4.4	—	(0.5)	—	3.9
		79.5	—	(66.5)	(0.7)	12.3
Total Goodwill and Other Intangible Assets		$1,599.7	$—	$(66.5)	$(538.7)	$994.5

	December 31, 2016
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Additions	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net

		(in millions)
Goodwill:
Midwest segment	Indefinite	$586.9	$18.8	$—	$(124.5)	$481.2
South segment	Indefinite	248.3	—	—	(157.7)	90.6
West segment	Indefinite	78.2	—	—	(39.1)	39.1
Other	Indefinite	5.9	—	—	(5.9)	—
		919.3	18.8	—	(327.2)	610.9
Indefinite-lived Intangible Assets:
Gaming licenses	Indefinite	318.6	56.3	—	(144.1)	230.8
Racing license	Indefinite	5.0	—	—	(5.0)	—
Trade names	Indefinite	187.2	15.0	—	(61.7)	140.5
		510.8	71.3	—	(210.8)	371.3
Amortizing Intangible Assets:
Player relationships	3	75.1	—	(57.3)	(0.7)	17.1
Favorable leasehold interests	29	4.4	—	(0.4)	—	4.0
		79.5	—	(57.7)	(0.7)	21.1
Total Goodwill and Other Intangible Assets		$1,509.6	$90.1	$(57.7)	$(538.7)	$1,003.3

As of December 31, 2017, one reporting unit within each of our reportable segments had a negative carrying amount, which is principally due to the allocation of the Master Lease financing obligation. The amount of goodwill at these reporting units was $5.5 million, $12.4 million and $4.9 million, within the Midwest, South and West segments, respectively, as of December 31, 2017. The impairment charges discussed below are included in “Impairment of goodwill” and “Impairment of other intangible assets,” as appropriate, in our Consolidated Statements of Operations.

2017 Annual Assessment for Impairment: During the year ended December 31, 2017, the Company completed its 2017 annual assessment for impairment, which did not result in any impairment charges to goodwill or other intangible assets.

2016 Annual and Interim Assessments for Impairment: As a result of our 2016 annual assessment for impairment, we recognized non-cash impairments of goodwill and gaming licenses in the amounts of $1.2 million and $17.0 million, respectively, which were primarily driven by revisions to our operating projections. The goodwill impairment pertained to Heartland Poker Tour (“HPT”), our live and televised poker tournament series, and the gaming license impairments pertained to our Midwest segment. The estimated fair values of the reporting unit and gaming licenses were determined by using discounted cash flow models, which utilized Level 3 inputs.

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

Acquisition of Belterra Park’s VLT License: During 2014, we recorded a $50.0 million intangible asset related to Belterra Park’s video lottery terminal (“VLT”) license. We made payments of $25.0 million for Belterra Park’s VLT license during 2014 and in April 2015, we made our final installment payment of $25.0 million. As of December 31, 2017, the carrying amount of Belterra Park’s VLT license was $0.5 million.

Amortizing Intangible Assets: Player relationships are amortized on an accelerated basis over an approximate weighted average remaining useful life of 2 years. Favorable leasehold interests are amortized on a straight-line basis over an approximate weighted average remaining useful life of 28 years.

The aggregate amortization expense for amortizing intangible assets was $8.8 million, $11.9 million and $15.9 million, for the years ended December 31, 2017, 2016 and 2015. Estimated future annual amortization is as follows:

	Player Relationships	Favorable Leasehold Interests	Total

	(in millions)
Year ended December 31:
2018	$6.3	$0.1	$6.4
2019	2.0	0.1	2.1
2020	0.1	0.1	0.2
2021	—	0.1	0.1
2022	—	0.1	0.1
Thereafter	—	3.4	3.4
Total	$8.4	$3.9	$12.3

Note 10—Discontinued Operations and Assets Held for Sale
Assets held for sale are measured at the lower of carrying amount or estimated fair value less cost to sell. The results of operations of a component or group of components that has either been disposed of or is classified as held for sale is included in discontinued operations when certain criteria are met. The fair value of the assets sold was determined using a market approach using Level 2 inputs, as defined in Note 1, “Organization and Summary of Significant Accounting Policies.”

Discontinued Operations

Boomtown Reno: In April 2015, we completed the sale of approximately 783 acres of excess land associated with our former Boomtown Reno operations, with a carrying amount of $8.3 million, for cash consideration of $13.1 million, resulting in a gain on disposition of $4.8 million, net of costs to sell.

Ameristar Lake Charles: In November 2013, we closed the sale of the equity interests of our subsidiary, which was constructing the Ameristar Lake Charles development project. At the time of the sale, we received $209.8 million in cash consideration and $10.0 million in deferred consideration in the form of a note receivable from the buyer, which we collected in July 2016.

Income from discontinued operations, net of income taxes was as follows:

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Income before income taxes	$—	$0.4	$5.7
Income tax benefit (expense)	—	0.0	(0.2)
Income from discontinued operations, net of income taxes	$—	$0.4	$5.5

Assets Held for Sale

Springfield, Massachusetts: In April 2015, we completed the sale of approximately 40 acres of land in Springfield, Massachusetts, originally purchased by Ameristar for a possible future casino resort, with a carrying amount of $3.5 million, for cash consideration of $12.0 million, resulting in a gain on disposition of $8.4 million, net of costs to sell. This gain is included in “Write-downs, reserves and recoveries, net” in our Consolidated Statements of Operations. See Note 11, “Write-downs, reserves and recoveries, net.”

Central City, Colorado:  In March 2016, we completed the sale of approximately two acres of land in Central City, Colorado, which had a carrying amount of $0.3 million, for cash consideration of $0.3 million. During the year ended December 31, 2015, in order to reduce the carrying amount of this land to its estimated fair value less costs to sell, we recorded a total of $3.0 million in non-cash impairment charges, which is included in “Write-downs, reserves and recoveries, net” in our Consolidated Statements of Operations. See Note 11, “Write-downs, reserves and recoveries, net.”

Note 11—Write-downs, Reserves and Recoveries, Net

Write-downs, reserves and recoveries, net, consisted of the following:

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Loss on disposals of long-lived assets, net	$10.2	$16.2	$0.3
Impairment of held-to-maturity securities	3.8	—	—
Impairment of long-lived assets	0.1	0.2	3.2
Other	1.7	0.5	(0.8)
Write-downs, reserves and recoveries, net	$15.8	$16.9	$2.7

Loss on disposals of long-lived assets, net: During the years ended December 31, 2017, 2016 and 2015, we recorded net losses of $10.2 million, $16.2 million and $8.7 million, respectively, related primarily to disposals of furniture, fixtures and equipment at the properties in the normal course of business. Additionally, as discussed in Note 10, “Discontinued Operations and Assets Held for Sale,” during the year ended December 31, 2015, we recorded a gain on the sale of land in Springfield, Massachusetts of $8.4 million.

Impairment of held-to-maturity securities: As discussed in Note 8, “Investment and Acquisition Activities,” during the year ended December 31, 2017, we recorded an other-than-temporary impairment on our local government corporation bonds issued by RDC.

Impairment of long-lived assets: During the years ended December 31, 2017, 2016 and 2015, we recorded non-cash impairments of furniture, fixtures and equipment at the properties in the normal course of business. Additionally, as discussed in Note 10, “Discontinued Operations and Assets Held for Sale,” during the year ended December 31, 2015, we recorded a total of $3.0 million in non-cash impairment charges on land in Central City, Colorado, previously classified as held for sale.

Note 12—Commitments and Contingencies

Self-Insurance: We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. As of December 31, 2017, and 2016, we had total self-insurance accruals of $23.3 million and $26.1 million, respectively, which are included in “Total current liabilities” in our Consolidated Balance Sheets.

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
We use Consolidated Adjusted EBITDAR (as defined below) and Adjusted EBITDAR (as defined below) for each reportable segment to compare operating results and allocate resources. The following table highlights our revenues and Adjusted EBITDAR for each reportable segment and reconciles Income (loss) from continuing operations to Consolidated Adjusted EBITDAR for the years ended December 31, 2017, 2016 and 2015.

	For the year ended December 31,
	2017	2016	2015

	(in millions)
Revenues:
Midwest segment (a)	$1,547.0	$1,359.9	$1,265.6
South segment (a)	767.1	777.1	793.3
West segment (a)	242.2	236.0	226.6
	2,556.3	2,373.0	2,285.5
Corporate and other (b)	5.6	5.9	6.4
Total revenues	$2,561.9	$2,378.9	$2,291.9
Adjusted EBITDAR (c):
Midwest segment (a)	$439.8	$402.4	$379.3
South segment (a)	250.3	246.1	239.0
West segment (a)	93.1	88.4	81.7
	783.2	736.9	700.0
Corporate expenses and other (b)	(81.3)	(82.4)	(83.0)
Consolidated Adjusted EBITDAR (c)	$701.9	$654.5	$617.0

Income (loss) from continuing operations	$61.7	$(457.9)	$42.1
Rent expense under the Meadows Lease	16.3	5.1	—
Depreciation and amortization	217.0	218.3	242.5
Pre-opening, development and other costs	9.5	56.0	14.2
Non-cash share-based compensation	14.7	35.5	17.8
Impairment of goodwill	—	322.5	4.7
Impairment of other intangible assets	—	146.5	33.9
Write-downs, reserves and recoveries, net	15.8	16.9	2.7
Interest expense, net	380.9	334.3	244.4
Loss on early extinguishment of debt	0.5	5.2	—
Loss from equity method investment	0.1	0.1	0.1
Income tax expense (benefit)	(14.6)	(28.0)	14.6
Consolidated Adjusted EBITDAR (c)	$701.9	$654.5	$617.0

Capital expenditures:
Midwest segment (a)	$42.7	$56.3	$45.6
South segment (a)	23.0	27.7	24.1
West segment (a)	5.7	10.6	9.9
Corporate and other, including development projects	7.5	3.3	4.4
	$78.9	$97.9	$84.0

	December 31,
	2017	2016

	(in millions)
Assets:
Midwest segment (a)	$2,444.3	$2,511.7
South segment (a)	952.9	999.9
West segment (a)	477.0	490.6
Corporate and other, including development projects	334.8	333.7
Eliminations	(258.8)	(258.8)
	$3,950.2	$4,077.1

(a)	See Note 1, “Organization and Summary of Significant Accounting Policies,” for a listing of properties included in each reportable segment.

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

(c)
Consolidated Adjusted EBITDAR is a non-GAAP financial measure. We define Consolidated Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDAR for each reportable segment as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations and discontinued operations. We define Adjusted EBITDAR margin as Adjusted EBITDAR for the segment divided by segment revenues. We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR for each segment to compare operating results among our businesses and between accounting periods. Consolidated Adjusted EBITDAR and Adjusted EBITDAR have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDAR and Adjusted EBITDAR are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, Consolidated Adjusted EBITDAR approximates the measures used in the debt covenants within the Company’s debt agreements. Consolidated Adjusted EBITDAR and Adjusted EBITDAR do not include depreciation or interest expense and, therefore, do not reflect current or future capital expenditures or the cost of capital. Consolidated Adjusted EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDAR and Adjusted EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

Note 14—Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly financial data for the years ended December 31, 2017 and 2016:

	2017
	Dec. 31	Sept. 30	Jun. 30	Mar. 31

	(in millions, except per share data)
Revenues	$620.8	$647.4	$653.6	$640.0
Operating income	$99.4	$111.7	$106.4	$111.0
Net income	$22.2	$13.9	$8.4	$17.2
Net income attributable to Pinnacle Entertainment, Inc.	$22.4	$14.1	$9.4	$17.2
Per Share Data (a)
Net income—basic	$0.40	$0.25	$0.17	$0.31
Net income—diluted	$0.36	$0.23	$0.15	$0.28

	2016
	Dec. 31	Sept. 30 (b)	Jun. 30 (c)	Mar. 31

	(in millions, except per share data)
Revenues	$637.4	$595.2	$566.2	$580.0
Operating income (loss)	$84.6	$97.3	$(433.9)	$105.7
Income (loss) from continuing operations	$(9.0)	$(0.5)	$(489.2)	$40.9
Income from discontinued operations, net of income taxes	—	0.0	0.3	0.1
Net income (loss)	$(9.0)	$(0.5)	$(488.9)	$41.0
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$(9.0)	$(0.5)	$(488.9)	$41.0
Per Share Data—Basic (a)
Income (loss) from continuing operations	$(0.16)	$(0.01)	$(8.04)	$0.67
Income from discontinued operations, net of income taxes	—	0.00	0.00	0.00
Net income (loss)—basic	$(0.16)	$(0.01)	$(8.04)	$0.67
Per Share Data—Diluted (a)
Income (loss) from continuing operations	$(0.16)	$(0.01)	$(8.04)	$0.65
Income from discontinued operations, net of income taxes	—	0.00	0.00	0.00
Net income (loss)—diluted	$(0.16)	$(0.01)	$(8.04)	$0.65

(a)
Net income (loss) per share calculations for each quarter is based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full-year income (loss) per share.

(b)	As discussed in Note 8, “Investment and Acquisition Activities,” we acquired the Meadows business on September 9, 2016.

(c)
As discussed in Note 9, “Goodwill and Other Intangible Assets,” as a result of the Spin-Off and Merger, during the three months ended June 30, 2016, we recognized non-cash impairments to goodwill, gaming licenses and trade names totaling $321.3 million, $68.5 million and $61.0 million, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
(a) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, management has concluded that, as of such date, the Company’s internal control over financial reporting was effective.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ernst & Young LLP has issued an audit report on the effectiveness of our internal control over financial reporting. This report follows in Item 9A(c).

(c) Attestation report of the independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Pinnacle Entertainment, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Pinnacle Entertainment, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pinnacle Entertainment, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 1, 2018

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, under the captions “Election of Directors—General,” “Election of Directors—Information Regarding the Director Nominees,” “Election of Directors—Executive Officers,” “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors—Code of Ethical Business Conduct,” and the information regarding our audit committee and our audit committee financial expert in “Election of Directors—Board Meetings and Board Committees” and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required under this item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, under the captions “Election of Directors—Director Compensation,” “Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, under the captions “Election of Directors—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information at Fiscal Year-End” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, under the captions “Election of Directors—Transactions with Related Persons, Promoters and Certain Control Persons” and “Election of Directors—Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required under this item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, under the caption “Ratification of the Appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for 2018—Audit and Related Fees” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report.

1.	Consolidated Financial Statements and Supplementary Data: The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:
2.Financial Statement Schedule

Page Number
Schedule II — Valuation and Qualifying Accounts	110
All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

3.	Exhibits

Exhibit
Number	Description of Exhibit
2.1††
Agreement and Plan of Merger by and among Penn National Gaming, Inc., Franchise Merger Sub, Inc. and Pinnacle Entertainment, Inc., dated as of December 17, 2017, is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 001-37666).

2.2††
Consent Agreement by and among Gaming and Leisure Properties, Inc., Gold Merger Sub, LLC, PA Meadows, LLC, WTA II, Inc., CCR Pennsylvania Racing, Inc., Penn National Gaming, Inc., Pinnacle Entertainment, Inc., Pinnacle MLS, LLC and PNK Development 33, LLC, dated as of December 17, 2017, is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 001-37666).

2.3††
Separation and Distribution Agreement, dated April 28, 2016, by and among PNK Entertainment, Inc. and Pinnacle Entertainment, Inc., and, solely with respect to Article VIII, Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

2.4††
Master Lease, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

2.5
First Amendment to Master Lease, dated August 29, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2016. (SEC File No. 001-37666).

2.6
Second Amendment to Master Lease, dated October 25, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2016. (SEC File No. 001-37666).

2.7
Third Amendment to Master Lease, dated March 24, 2017, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2017. (SEC File No. 001-37666).

2.8
Employee Matters Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

2.9
Credit Agreement, dated April 28, 2016, among PNK Entertainment, Inc., the subsidiaries of PNK Entertainment, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent is hereby incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

2.10††
Purchase Agreement dated March 29, 2016 by and among PNK Entertainment, Inc. and GLP Capital, L.P. is hereby incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016. (SEC File No. 001-37666).

2.11
Agreement and Plan of Merger, dated as of December 20, 2012, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.12
First Amendment to Agreement and Plan of Merger, dated as of February 1, 2013, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 2.3 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.13
Second Amendment to Agreement and Plan of Merger, dated as of March 14, 2013, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 2.4 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

Exhibit
Number	Description of Exhibit
2.14††
Equity Interest Purchase Agreement, dated as of August 16, 2013, by and among Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.5 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.15
Amendment to Equity Interest Purchase Agreement, dated September 4, 2013, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.6 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.16
Second Amendment to Equity Interest Purchase Agreement, dated as of March 31, 2014, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.7 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.17††
Third Amendment to Equity Interest Purchase Agreement, dated as of March 31, 2014, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.8 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.18
Membership Interests Purchase Agreement, dated as of July 24, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.9 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.19
Amendment to Membership Interests Purchase Agreement, dated September 4, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.10 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.20
Amendment to Membership Interests Purchase Agreement, dated September 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.11 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.21
Third Amendment to Membership Interests Purchase Agreement, dated November 15, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.12 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.22
Letter Agreement Regarding Membership Interest Purchase Agreement, dated November 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.13 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.23††
Agreement and Plan of Merger, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.14 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

2.24
Amendment No. 1 to the Merger Agreement, dated as of March 25, 2016, by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.15 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on April 1, 2016. (SEC File No. 001-37666).

3.1*
Amended and Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., dated as of April 18, 2016, as amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated as of April 28, 2016.

Exhibit
Number	Description of Exhibit
3.2
Amended and Restated Bylaws of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 17, 2017. (SEC File No. 001-37666).

4.1†
Form of Online Stock Option Grant Notice and Award Agreement for the 2005 Equity and Performance Incentive Plan (Executive) is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.2†
Form of Online Stock Option Grant Notice and Award Agreement for the 2005 Equity and Performance Incentive Plan (Team Member) is hereby incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.3†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.4 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.4†
Form of Online Director Stock Option Grant Notice and Option Agreement for the 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.5†
Form of Online Director Other Stock Unit Award Grant Notice and Award Agreement for the 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.6 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.6†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.14 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.7†
Stock Option Grant Notice and Stock Option Agreement, dated August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 4.16 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.8†
Nonqualified Stock Option Agreement dated March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 4.17 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.9†
Nonqualified Stock Option Agreement dated August 1, 2008, by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 4.18 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.10†
Form of Stock Option Agreement (Outside the 2005 Equity and Performance Incentive Plan) is hereby incorporated by reference to Exhibit 4.19 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.11†
Form of Stock Option Agreement for Team Members (Outside the 2005 Equity and Performance Incentive Plan) is hereby incorporated by reference to Exhibit 4.21 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.12†
Form of Performance Unit Award Agreement for the 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.22 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.13†
Form of Executive and Team Member Stock Option Grant Notice and Option Agreement for the 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.23 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

Exhibit
Number	Description of Exhibit
4.14†
Form of Director Stock Option Grant Notice and Option Agreements for the 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.24 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.15†
Form of Executive and Team Member Restricted Stock Unit Grant Notice and Agreement for the 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.25 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.16†
Form of Director Restricted Stock Unit Grant Notice and Agreement for the 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.26 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.17†
Pinnacle Entertainment, Inc. 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

4.18†
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

4.21†
Form of Director Other Stock Unit Award Grant Notice and Agreement for the 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 4.31 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

4.22†
Form of Restricted Stock Award Grant Notice and Agreement for the 2016 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

4.23†*	Form of Executive and Team Member Other Stock Unit Award Grant Notice and Agreement for the 2016 Equity and Performance Incentive Plan (January 2018).

4.24†*	Form of Restricted Stock Award Grant Notice and Agreement for the 2016 Equity and Performance Incentive Plan (January 2018).

4.25
Indenture dated April 28, 2016, governing the 5.625% Senior Notes due 2024, by and between PNK Entertainment, Inc. and Deutsche Bank Trust Company Americas, as Trustee is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

4.26
Form of 5.625% Senior Note due 2024 is hereby incorporated by reference to Exhibit 4.2 (included as Exhibit A to Exhibit 4.28 above) to the Company’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

4.27
First Supplemental Indenture, dated October 12, 2016, by and between Pinnacle Entertainment, Inc. and Deutsche Bank Trust Company Americas, as Trustee is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 12, 2016. (SEC File No. 001-37666).

4.28
Specimen certificate for shares of common stock, $0.01 par value per share, of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on April 28, 2016.  (SEC File No. 333-210972).

Exhibit
Number	Description of Exhibit
10.1†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

10.2†
Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

10.3
Tax Matters Agreement, dated July 20, 2015, by and among Pinnacle Entertainment, Inc. and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on December 22, 2015. (SEC File No. 001-37666).

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

10.7†
Third Amendment to Employment Agreement, dated December 11, 2017, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2017. (SEC File No. 001-37666).

10.8†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.9†
Separation Agreement and General Release, dated May 23, 2016, by and between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2016. (SEC File No. 001-37666).

10.10†
Employment Agreement, dated May 23, 2016, between Pinnacle Entertainment, Inc. and Donna S. Negrotto is hereby incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2016. (SEC File No. 001-37666).

10.11†
First Amendment to Employment Agreement, dated December 11, 2017, between Pinnacle Entertainment, Inc. and Donna S. Negrotto is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2017. (SEC File No. 001-37666).

10.12†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.13†
First Amendment to Employment Agreement, dated December 21, 2015, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.14†
Second Amendment to Employment Agreement, dated December 15, 2016, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 16, 2016. (SEC File No. 001-37666).

10.15†*	Third Amendment to Employment Agreement, dated November 29, 2017, between Pinnacle Entertainment, Inc. and Neil E. Walkoff.

Exhibit
Number	Description of Exhibit
10.16†
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

10.18†
Second Amendment to Employment Agreement, dated December 15, 2016, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2016. (SEC File No. 001-37666).

10.19†
Third Amendment to Employment Agreement, dated December 11, 2017, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2017. (SEC File No. 001-37666).

10.20†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.21†
First Amendment to Employment Agreement, dated December 18, 2014, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.22†
Second Amendment to Employment Agreement, dated December 21, 2015, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.23†
Third Amendment to Employment Agreement, dated December 15, 2016, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2016. (SEC File No. 001-37666).

10.24†
Fourth Amendment to Employment Agreement, dated December 11, 2017, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2017. (SEC File No. 001-37666).

10.25†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Troy A. Stremming is hereby incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.26†*	Summary of Director Compensation.

10.27
Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.28†
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

10.30
Agreement Containing Consent Orders, dated August 2, 2013, by and between Pinnacle Entertainment, Inc., Ameristar Casinos, Inc. and Counsel for the Federal Trade Commission is hereby incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

Exhibit
Number	Description of Exhibit
10.31
Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated November 18, 2004, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.32
Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated February 16, 2010, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.33*	Second Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated May 16, 2017, between Iowa West Racing Association and Ameristar Casino Council Bluffs, LLC.

10.34
Modified Local Development Agreement with Ameristar Casino East Chicago, LLC, effective June 3, 2011, is hereby incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.35
Lease dated September 9, 2016, by and between PNK Development 33, LLC, PA Meadows, LLC, WTA II, Inc., and CCR Pennsylvania Racing, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2016. (SEC File No. 001-37666).

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

101**
Financial statements from Pinnacle Entertainment, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):
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

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	March 1, 2018	By:	/s/ Anthony M. Sanfilippo
Anthony M. Sanfilippo
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony M. Sanfilippo	Date:	March 1, 2018
Anthony M. Sanfilippo
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Carlos A. Ruisanchez	Date:	March 1, 2018
Carlos A. Ruisanchez
President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Charles L. Atwood	Date:	March 1, 2018
Charles L. Atwood
Director

By:	/s/ Stephen C. Comer	Date:	March 1, 2018
Stephen C. Comer
Director

By:	/s/ Ron Huberman	Date:	March 1, 2018
Ron Huberman
Director

By:	/s/ James L. Martineau	Date:	March 1, 2018
James L. Martineau
Director

By:	/s/ Jaynie Miller Studenmund	Date:	March 1, 2018
Jaynie Miller Studenmund
Director

By:	/s/ Desirée Rogers	Date:	March 1, 2018
Desirée Rogers
Director

PINNACLE ENTERTAINMENT, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2015, 2016 and 2017
(amounts in thousands)

	As of	2015		As of	2016		As of	2017		As of
Description	1/1/2015	Additions	Deductions	12/31/2015	Additions	Deductions	12/31/2016	Additions	Deductions	12/31/2017
Allowance for doubtful accounts	$4,963	$6,124	$(1,642)	$9,445	$72	$(4,235)	$5,282	$2,496	$(1,611)	$6,167