Form 10-Q
period 2018-03-31
Pinnacle Entertainment, Inc.
filed 2018-05-10
CIK 1656239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
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

As of the close of business on May 8, 2018, the number of outstanding shares of the registrant’s common stock was 58,494,668.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended March 31,
	2018	2017
Revenues:
Gaming	$499,263	$574,169
Food and beverage	69,667	33,255
Lodging	37,819	11,987
Retail, entertainment and other	21,646	20,563
Total revenues	628,395	639,974
Expenses and other costs:
Gaming	258,763	313,239
Food and beverage	62,724	31,414
Lodging	14,346	6,062
Retail, entertainment and other	10,431	8,292
General and administrative	112,534	112,615
Depreciation and amortization	50,039	56,018
Pre-opening, development and other costs	1,820	799
Write-downs, reserves and recoveries, net	2,401	524
Total expenses and other costs	513,058	528,963
Operating income	115,337	111,011
Interest expense, net	(92,353)	(94,108)
Income before income taxes	22,984	16,903
Income tax benefit (expense)	(1,190)	305
Net income	21,794	17,208
Less: net loss attributable to non-controlling interest	149	9
Net income attributable to Pinnacle Entertainment, Inc.	$21,943	$17,217
Net income per common share:
Basic	$0.39	$0.31
Diluted	$0.35	$0.28
Weighted average common shares outstanding:
Basic	56,901	55,977
Diluted	62,245	60,884

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(amounts in thousands)

	For the three months ended March 31,
	2018	2017
Net income	$21,794	$17,208
Comprehensive income	21,794	17,208
Less: comprehensive loss attributable to non-controlling interest	149	9
Comprehensive income attributable to Pinnacle Entertainment, Inc.	$21,943	$17,217

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$152,416	$184,218
Accounts receivable, net of allowance for doubtful accounts of $5,869 and $6,167	45,205	53,998
Inventories	10,409	10,145
Prepaid expenses and other assets	29,687	21,944
Total current assets	237,717	270,305
Land, buildings, vessels and equipment, net	2,596,302	2,629,013
Goodwill	610,889	610,889
Other intangible assets, net	381,969	383,569
Deferred incomes taxes	1,077	1,468
Other assets, net	56,804	54,984
Total assets	$3,884,758	$3,950,228
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$47,174	$81,071
Accrued interest	12,538	5,401
Accrued compensation	50,073	74,204
Accrued taxes	48,647	56,538
Current portion of long-term financing obligation	14,319	24,658
Other accrued liabilities	94,927	89,150
Total current liabilities	267,678	331,022
Long-term debt less current portion	795,198	812,315
Long-term financing obligation less current portion	3,086,123	3,088,871
Other long-term liabilities	37,213	38,991
Total liabilities	4,186,212	4,271,199
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock—$0.01 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.01 par value, 150,000,000 authorized, 58,167,414 and 57,629,392 shares issued and outstanding, net of treasury shares	656	650
Additional paid-in capital	933,247	932,246
Accumulated deficit	(1,152,056)	(1,170,715)
Accumulated other comprehensive income	264	264
Treasury stock, at cost, 7,386,998 and 7,371,080 of treasury shares	(92,511)	(92,511)
Total Pinnacle stockholders’ deficit	(310,400)	(330,066)
Non-controlling interest	8,946	9,095
Total stockholders’ deficit	(301,454)	(320,971)
Total liabilities and stockholders’ deficit	$3,884,758	$3,950,228

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Pinnacle Stockholders’ Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of January 1, 2018	57,629	$650	$932,246	$(1,170,715)	$264	$(92,511)	$(330,066)	$9,095	$(320,971)
Net income (loss)	—	—	—	21,943	—	—	21,943	(149)	21,794
Share-based compensation	—	—	3,895	—	—	—	3,895	—	3,895
Common stock issuance and option exercises	554	6	389	—	—	—	395	—	395
Tax withholding related to vesting of share-based payment awards	(16)	—	(3,283)	—	—	—	(3,283)	—	(3,283)
Cumulative effect adjustment from new revenue standard	—	—	—	(3,284)	—	—	(3,284)	—	(3,284)
Balance as of March 31, 2018	58,167	$656	$933,247	$(1,152,056)	$264	$(92,511)	$(310,400)	$8,946	$(301,454)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$21,794	$17,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,039	56,018
Loss on disposals of long-lived assets, net	1,809	358
Impairment of long-lived assets	17	—
Amortization of debt issuance costs and debt discounts/premiums	960	2,009
Share-based compensation expense	3,895	2,420
Change in income taxes	103	(2,291)
Changes in operating assets and liabilities:
Receivables, net	8,793	7,739
Prepaid expenses and other	(10,162)	(10,603)
Accounts payable, accrued expenses and other	(55,462)	(52,639)
Net cash provided by operating activities	21,786	20,219
Cash flows from investing activities:
Capital expenditures	(18,230)	(16,857)
Proceeds from sales of furniture, fixtures and equipment	9	51
Loans receivable	(575)	(500)
Net cash used in investing activities	(18,796)	(17,306)
Cash flows from financing activities:
Proceeds from Senior Secured Credit Facilities	201,550	190,000
Repayments under Senior Secured Credit Facilities	(219,238)	(218,382)
Repayments under financing obligation	(13,087)	(11,798)
Proceeds from common stock options exercised	395	1,835
Tax withholdings on share-based payment awards	(3,283)	(421)
Other	(615)	(131)
Net cash used in financing activities	(34,278)	(38,897)
Change in cash, cash equivalents and restricted cash	(31,288)	(35,984)
Cash, cash equivalents and restricted cash at the beginning of the period	187,440	188,911
Cash, cash equivalents and restricted cash at the end of the period	$156,152	$152,927

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$84,429	$85,493
Cash payments related to income taxes, net	$593	$1,971
Decrease in construction-related deposits and liabilities	$(639)	$(946)
Non-cash issuance of common stock	$6	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$152,416	$149,243
Restricted cash included in Prepaid expenses and other assets	1,648	1,441
Restricted cash included in Other assets, net	2,088	2,243
Total cash, cash equivalents and restricted cash	$156,152	$152,927

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Summary of Significant Accounting Policies
Organization: Pinnacle Entertainment, Inc. owns and operates 16 gaming, hospitality and entertainment businesses, of which 15 operate in leased facilities. Our owned facility is located in Ohio and our leased facilities are located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada and Pennsylvania. The leased facilities located outside of Pennsylvania are subject to the Master Lease and our leased facility in Pennsylvania is subject to the Meadows Lease (see Note 3, “Master Lease Financing Obligation and Meadows Lease” for the definitions and further discussion of the Master Lease and Meadows Lease). References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
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
In connection with the Proposed Company Sale, Penn National entered into (i) a Membership Interest Purchase Agreement, dated December 17, 2017 (the “Membership Interest Purchase Agreement”), with Boyd Gaming Corporation

(“Boyd”), which Pinnacle will become a party to immediately prior to the Proposed Company Sale, pursuant to which a subsidiary of Boyd will acquire the gaming and related operations of Ameristar St. Charles, Ameristar Kansas City, Belterra Resort and Belterra Park, in connection with the Proposed Company Sale; and (ii) definitive agreements with a subsidiary of Gaming and Leisure Properties, Inc. (“GLPI”), a Pennsylvania corporation and real estate investment trust, which Pinnacle will become a party to immediately prior to the Proposed Company Sale, pursuant to which GLPI’s subsidiary will acquire the real estate associated with Belterra Park, from Pinnacle, and Plainridge Park Casino in Plainville, Massachusetts, from Penn National. At the closing of the transactions contemplated by the Membership Interest Purchase Agreement, GLPI and Boyd will enter into a master lease agreement for the gaming operations acquired by Boyd and Penn National will assume Pinnacle’s existing Master Lease and Meadows Lease and enter into certain amendments thereto.
On March 29, 2018, the shareholders of Penn National and stockholders of Pinnacle approved the Proposed Company Sale, including the approval by Penn National shareholders of the issuance of Penn National’s common stock in connection with the Proposed Company Sale Consideration.

Completion of the Proposed Company Sale is subject to certain conditions, many of which are beyond our control, including, among others: (1) the absence of any injunction, restraining order or other orders or laws prohibiting the consummation of the Proposed Company Sale; (2) the expiration or termination of any waiting period applicable to the Proposed Company Sale under the Hart-Scott-Rodino Antitrust Improvement Acts of 1976, as amended; (3) the receipt of the remaining required regulatory approvals in a timely manner (including receipt of necessary approvals from gaming regulatory authorities); (4) the registration of the shares of Penn National to be issued to stockholders of Pinnacle; and (5) the listing of the shares of Penn National on The NASDAQ Stock Market LLC. The obligation of each party to consummate the Proposed Company Sale is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligations under the Penn National Merger Agreement. Subject to the satisfaction or waiver of the closing conditions, the Proposed Company Sale is expected to close in the second half of 2018.
If the Proposed Company Sale is not consummated on or before October 31, 2018, subject to certain limited extensions (including pursuant to Penn National’s election to extend under certain circumstances) provided in the Penn National Merger Agreement, either party may terminate the Penn National Merger Agreement. Consummation of the Proposed Company Sale is not subject to a financing condition.
Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (the “SEC”) to the Quarterly Report on Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The results for the periods indicated are unaudited, but reflect all adjustments, which are of a normal recurring nature, that management considers necessary for a fair presentation of operating results. The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2017.
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
Use of Estimates: The preparation of unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and our guest loyalty program, the initial measurement of the financing obligation associated with the Master Lease, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and other intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected term of share-based payment awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.
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
The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

	(in millions)
As of March 31, 2018
Assets:
Held-to-maturity securities	$10.3	$10.3	$—	$7.5	$2.8
Promissory notes	$16.9	$17.2	$—	$17.2	$—
Liabilities:
Long-term debt	$795.2	$822.0	$—	$822.0	$—
Other long-term liabilities	$4.9	$4.9	$—	$4.9	$—
As of December 31, 2017
Assets:
Held-to-maturity securities	$10.4	$10.4	$—	$7.5	$2.9
Promissory notes	$16.9	$17.2	$—	$17.2	$—
Liabilities:
Long-term debt	$812.3	$854.2	$—	$854.2	$—
Other long-term liabilities	$5.0	$5.0	$—	$5.0	$—
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
The estimated fair values of our long-term debt were based on Level 2 inputs of observable market data on comparable debt instruments on or about March 31, 2018 and December 31, 2017. See Note 4, “Long-Term Debt.”
Cash and Cash Equivalents: Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of purchase, are stated at the lower of cost or market value, and are valued using Level 1 inputs. Book overdraft balances are included in “Accounts payable” in our unaudited Condensed Consolidated Balance Sheets.
Accounts Receivable: Accounts receivable consist of casino, hotel, automatic teller machines (“ATM”), cash advances and other receivables, which principally arise from contracts with customers. We extend casino credit to approved customers in states where it is permitted following investigations of creditworthiness. Accounts receivable are non-interest bearing and are initially recorded at cost. In order to reduce accounts receivable to their carrying amount, which approximates fair value, we have estimated an allowance for doubtful accounts based upon, among other things, collection experience, customer credit evaluations and the age of the receivables.
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
Substantially all of the land, buildings, vessels and associated improvements used in the Company’s operations and included in our unaudited Condensed Consolidated Balance Sheets are subject to the Master Lease and owned by GLPI. For more information regarding the Master Lease, see Note 3, “Master Lease Financing Obligation and Meadows Lease.” The following table presents a summary of our land, buildings, vessels and equipment:

	March 31, 2018	December 31, 2017

	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$432.3	$431.6
Buildings, vessels and improvements	2,705.9	2,700.3
Furniture, fixtures and equipment	809.0	805.0
Construction in progress	22.4	28.6
Land, buildings, vessels and equipment, gross	3,969.6	3,965.5
Less: accumulated depreciation	(1,373.3)	(1,336.5)
Land, buildings, vessels and equipment, net	$2,596.3	$2,629.0
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
Revenue Recognition: We generate revenues from the goods and services that we provide to our customers at the facilities in which we operate our gaming, hospitality and entertainment businesses. Our revenues consist principally of gaming revenue and hospitality revenue, which consists of food and beverage revenue, lodging revenue, retail revenue and entertainment revenue. We recognize revenue when control over the goods and/or services we provide has transferred to the customer, which is primarily at a point-in-time. Although the majority of our operations results in the simultaneous exchange of consideration from our customers and the transfer of control over the goods and/or services, in the event that customers pay in advance, such amounts received are recorded as performance obligation liabilities. During the first quarter 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606” or the “new revenue standard”) using a modified retrospective approach as of the date of initial application, which was January 1, 2018. See Note 2, “Recently Issued Accounting Pronouncements,” for a thorough discussion of the new revenue standard and its impact on our unaudited Condensed Consolidated Financial Statements.
Gaming Revenues: Gaming revenues include revenues generated by our casino operations and gaming-related activities such as poker and tournaments. The transaction price in gaming contracts is measured by the aggregate net difference between amounts wagered and amounts paid to winning customers. Cash discounts and other cash incentives, such as free play, to guests related to gaming play are recorded as a reduction to gaming revenue. In general, the Company recognizes gaming revenue as the services are performed, which is principally at a point-in-time. We have applied the practical expedient under the portfolio approach as prescribed in ASC paragraph 606-10-10-4 to our gaming contracts due to the similar characteristics of gaming transactions as well as the fact that the Company reasonably expects the financial statement effects of applying ASC 606 to the portfolio of gaming contracts rather than to individual gaming contracts to not differ materially.
A large portion of our revenues is generated by customers who have membership in our guest loyalty program, which operates under the name mychoice (“mychoice program” or “guest loyalty program”). Members of our mychoice program earn reward credits and credit toward tier status based on gaming activity. Under the terms of the mychoice program, members are able to accumulate, or bank, reward credits over time that they may redeem at their discretion for complimentary goods and/or services provided by the Company (“nondiscretionary complimentaries”), free slot play or cash back. The reward credit balance will be forfeited if the member does not earn or use any reward credits over the prior six-month period. Upon attainment of certain tier status levels, members are entitled to receive discounts similar in nature and amount to those provided as complimentaries. In addition, members of certain tiers of the mychoice program receive complimentary goods and/or services of third-parties.
Given the ability for members to bank such reward credits based on their past play and the significance of the mychoice program, we have determined that reward credits constitute a material right and, as such, represent a performance obligation associated with the gaming contracts. In addition, similar to reward credits, we have determined that certain benefits associated with our top tier also constitute material rights. We have determined that other tier status benefits, including discounts on goods and/or services sold and/or provided by the Company, are generally made available to customers other than through a past purchase (or provided on a complimentary basis at our discretion) and, therefore, do not represent material rights.
Therefore, gaming contracts with customers participating in the mychoice program contain multiple performance obligations whereas gaming contracts in which the customers are not participating in the mychoice program contain only a single performance obligation. In gaming contracts with customers participating in the mychoice program, we allocate the transaction price between 1) the reward credits and certain tier benefits that give rise to separate performance obligations, such as an annual gift to our top tier members (“annual gift”), based upon the relative standalone selling prices (“SSP”), and 2) an amount allocated to the gaming performance obligation using the residual approach as the SSP for gaming is highly variable and no set established price exists. Since reward credits are not independently sold, we have determined the estimated SSP of a reward credit by computing the redemption value of points expected to be redeemed. We determine this redemption value through an analysis of historical redemption activity, utilizing observed SSP of the goods and services provided through redemption of reward credits as well as the pre-established conversion ratios of reward credits pursuant to the terms of the mychoice program. This allocation results in an amount of the gaming transaction price being presented as a performance obligation liability associated with the mychoice program (“mychoice performance obligation liability”), which reduces gaming revenues in the period that the mychoice performance obligation liability is accrued. Revenue is recognized in the period in which the mychoice performance obligation liability is relieved through satisfaction of the associated performance obligations, depending on the type of good and/or service provided (food and beverage; lodging; or retail, entertainment and other).
The mychoice performance obligation liability consists of 1) reward credits and 2) the estimated SSP of goods and/or services purchased by the Company from third-parties and transferred to members of certain tiers of the mychoice program. Reward credits earned by customers are generally redeemed within a six-month period from the first date of activity earning such reward credits. Based on the terms of the mychoice program, specifically, the timing of satisfaction of the performance obligation associated with providing some goods and/or services to members of certain tiers of the mychoice program, the performance obligation liability associated with certain tier benefits, principally the annual gift, is generally settled between 6 months and 18 months from the first date of activity earning such tier benefits. Estimates and assumptions made regarding breakage rates and the combination of goods and services members choose impacts the estimated SSP of reward credits. Changes in estimates or member redemption patterns could produce different results, which would principally impact the recorded balance of the mychoice performance obligation liability and the amount of gaming revenues recorded during the period in which such reward credits are earned.
The mychoice performance obligation liability was $26.0 million and $21.0 million as of March 31, 2018 and December 31, 2017, respectively, and is included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets. Upon adoption of ASC 606, the mychoice performance obligation liability was re-measured, resulting in a post-adoption balance of $24.3 million as of January 1, 2018. Unless the terms of the mychoice program are modified, the mychoice performance obligation liability is not subject to significant periodic fluctuations, particularly in comparing periods year over year. During the first quarter 2018, the Company implemented the mychoice program at Meadows, which previously operated its own loyalty program.
Liabilities arising from our casino operations and gaming-related activities (“gaming-related liabilities”) principally include funds deposited by customers in advance (commonly referred to as “safekeeping” or “front money”), outstanding chips and slot tickets in the customers’ possession, and the incremental amount of progressive jackpots. Gaming-related liabilities are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets until such amounts are redeemed for cash or used in gaming play by the customer. Gaming-related liabilities were $33.2 million and $35.5 million as of March 31, 2018 and December 31, 2017, respectively. Given the nature of our business, gaming-related liabilities are not subject to significant periodic fluctuations, particularly in comparing periods year over year.
Discretionary Complimentaries: Outside of the mychoice program and at our discretion, we offer our guests complimentary goods and services, including food and beverage, lodging, retail and entertainment, which are provided in conjunction with revenue-generating gaming activity in order to entice contemporaneous and future revenue-generating gaming activities (“discretionary complimentaries”). We allocate a portion of the gaming transaction price we receive from such customers to the discretionary complimentaries with the allocated revenue for gaming wagers recognized using the residual approach. We perform this allocation based on the SSP of the underlying goods and services provided, which are determined based on observed SSP we receive for selling such goods and services at the facilities in which we operate our businesses.
Hospitality Revenues: Food and beverage revenues, lodging revenues, retail revenue and entertainment revenues include: (1) revenues generated through contracts with customers for such goods and/or services, (2) revenue recognized through the redemption of mychoice reward credits for such goods and/or services (the nondiscretionary complimentaries), and (3) from revenue as a result of providing such goods and/or services on a complimentary basis to entice contemporaneous and future revenue-generating gaming activities (the discretionary complimentaries). Hospitality revenues are recognized when goods are delivered, services are performed, or events take place. In general, performance obligations associated with hospitality contracts are satisfied at a point-in-time, but may also be satisfied over a period of time, which is typically over the course of a customer’s stay at one of the locations in which we operate our gaming, hospitality and entertainment businesses. Advance deposits on rooms and advance ticket sales are recorded as a performance obligation liability until the goods and/or services are provided to the customer. Such liabilities are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.
Other Revenues: Other revenues primarily include amounts received in connection with ATM transactions and cash advances with customers, revenues generated from pari-mutuel wagering contracts, and management fees associated with Retama Park Racetrack (see Note 8, “Investment and Acquisition Activities”).
Prior to the adoption of ASC 606, complimentary hospitality and other revenues were excluded from the unaudited Condensed Consolidated Statements of Operations. Subsequent to the adoption of ASC 606, complimentary hospitality and other revenues are included in food and beverage; lodging; and retail, entertainment and other; revenues, as appropriate, in the unaudited Condensed Consolidated Statements of Operations. Complimentary hospitality and other revenues, whether provided as nondiscretionary complimentaries or discretionary complimentaries, were as follows:

	For the three months ended March 31,
	2018	2017

	(in millions)
Food and beverage	$38.1	$35.1
Lodging (1)	26.4	15.2
Retail, entertainment and other	2.4	3.9
Total complimentaries	$66.9	$54.2

(1)
As described in Note 2, “Recently Issued Accounting Pronouncements,” the adoption of ASC 606 impacted the measurement of complimentary lodging revenues, which increased the three months ended March 31, 2018 amount by $11.6 million.

We assess our revenues based upon the type of goods or services we provide and the geographic location of the related businesses. The geographic locations are consistent with our reportable segments. For more information on our reportable segments, see Note 10, “Segment Information.” The following tables present disaggregated revenue information:

	For the three months ended March 31, 2018 (a)
	Midwest	South	West	Corporate and other (b)	Total

	(in millions)
Revenues:
Gaming	$313.6	$145.2	$40.5	$—	$499.3
Food and beverage	36.6	24.9	8.1	0.1	69.7
Lodging	15.3	14.1	8.4	—	37.8
Retail, entertainment and other	12.0	5.9	2.7	1.0	21.6
Total	$377.5	$190.1	$59.7	$1.1	$628.4

	For the three months ended March 31, 2017 (a)
	Midwest	South	West	Corporate and other (b)	Total

	(in millions)
Revenues:
Gaming	$353.1	$174.2	$46.9	$—	$574.2
Food and beverage	19.8	9.4	3.9	0.1	33.2
Lodging	4.6	4.5	2.9	—	12.0
Retail, entertainment and other	12.8	4.4	2.3	1.1	20.6
Total	$390.3	$192.5	$56.0	$1.2	$640.0

(a)
The disaggregated revenue information above is not comparable principally due to the fact that, subsequent to the adoption of ASC 606, complimentary hospitality and other revenues are included in food and beverage; lodging; and retail, entertainment and other; revenues, as appropriate, with a corresponding decrease in gaming revenues, in the unaudited Condensed Consolidated Statements of Operations. Prior to the adoption of ASC 606, such complimentary hospitality and other revenues were excluded from the unaudited Condensed Consolidated Statements of Operations with no impact on gaming revenues.

(b)
Corporate and other includes revenues from a live and televised poker tournament series that operates under the trade name Heartland Poker Tour (“HPT”) and management fees associated with Retama Park Racetrack.

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in our unaudited Condensed Consolidated Statements of Operations. These taxes were as follows:

	For the three months ended March 31,
	2018	2017

	(in millions)
Gaming taxes	$173.7	$176.2
Leases: The Company has certain long-term lease obligations, including the Meadows Lease, ground leases at certain properties, office space, and equipment. Rent associated with operating leases, excluding contingent rent, is expensed on a straight-line basis over the life of the lease beginning on the date of possession of the leased property. To the extent it is considered probable, contingent rent associated with operating leases is expensed as incurred. At lease inception, the lease term is determined by assuming the exercise of those renewal options that are reasonably assured. The lease term is used to determine whether a lease is capital or operating and is used to calculate the straight-line rent expense. Additionally, the depreciable life of capital lease assets and leasehold improvements is limited by the expected lease term if less than the useful life of the asset. Rent expenses are included in “General and administrative” in our unaudited Condensed Consolidated Statements of Operations. For more information on the Meadows Lease, see Note 3, “Master Lease Financing Obligation and Meadows Lease.”

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

	For the three months ended March 31,
	2018	2017

	(in millions)
Proposed Company Sale costs (1)	$1.7	$—
Other	0.1	0.8
Total pre-opening, development and other costs	$1.8	$0.8

(1)	Amounts comprised principally of legal, advisory, and other costs associated with the respective transactions.
Earnings Per Share: The computation of basic and diluted earnings per share (“EPS”) is based on net income (loss) attributable to Pinnacle Entertainment, Inc. divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted EPS reflects the addition of potentially dilutive securities, such as stock options, restricted stock units, restricted stock and performance stock units (“share-based payment awards”). We calculate the dilutive effect of share-based payment awards using the treasury stock method. A total of 138,815 and 9,772 share-based payment awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2018, and 2017, respectively, because including them would have been anti-dilutive.
Note 2—Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which introduced a new standard related to revenue recognition, ASC 606. Under ASC 606, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the new revenue standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the implementation of ASC 606 to be effective for fiscal years beginning after December 15, 2017.
In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, which clarified the implementation guidance on principal versus agent considerations in the new revenue standard pursuant to ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amended certain aspects of the new revenue standard pursuant to ASU No. 2014-09. In December 2016, the FASB issued ASU No. 2016-20; Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers; which further clarified and corrected certain elements of ASC 606.
The Company adopted ASC 606 during the first quarter 2018 using the modified retrospective approach to all contracts as of the date of initial application, which was January 1, 2018. Adoption of the new revenue standard principally affected (1) how we measure the liability associated with our mychoice program and (2) the classification and, as it related to lodging, the measurement, of revenues and expenses between gaming; food and beverage; lodging; and retail, entertainment and other. The modified retrospective approach required the Company to recognize the impact of adopting ASC 606 as a cumulative effect adjustment to our beginning accumulated deficit, which was an increase of $3.3 million. The cumulative effect adjustment related exclusively to re-measuring the liability associated with the mychoice program from a cost approach to an approach that reflects the estimated SSP of the reward credits and certain tier benefits. In addition, the modified retrospective approach required the Company to provide disclosures describing the financial statement line items impacted by the new revenue standard (see below).
Prior to the adoption of ASC 606, we determined our liability for mychoice reward credits based on the estimated costs of goods and services to be provided and estimated redemption rates. Upon adoption of ASC 606, as described in Note 1, “Organization and Summary of Significant Accounting Policies,” points awarded under our mychoice program constitute a material right and, as such, represent a performance obligation associated with the gaming contracts. In addition, certain tier benefits associated with our mychoice program, represent material rights in a manner similar to reward credits, which results in such benefits constituting separate performance obligations. Therefore, ASC 606 required us to allocate the revenues associated with the players’ activity between gaming revenue and the estimated SSP of the reward credits and certain tier benefits.
In addition to the above, prior to the adoption of ASC 606, complimentary revenues pertaining to food and beverage; lodging; and retail, entertainment and other; were excluded from the unaudited Condensed Consolidated Statements of Operations and the estimated costs of providing such complimentary goods and services were included as gaming expenses in the unaudited Condensed Consolidated Statements of Operations. However, subsequent to the adoption of ASC 606, as described in Note 1, “Organization and Summary of Significant Accounting Policies,” food and beverage, lodging and other services furnished to our guests on a complimentary basis is measured at the estimated SSP and included as revenues within food and beverage; lodging; and retail, entertainment and other; as appropriate, in the unaudited Condensed Consolidated Statements of Operations, with a corresponding decrease in gaming revenues. Furthermore, specifically as it relates to lodging, the transition from complimentary retail value to estimated SSP increased the recorded amount of complimentary lodging revenue. Additionally, subsequent to the adoption of ASC 606, the costs of providing such complimentary goods and services is included as expenses within food and beverage; lodging; and retail, entertainment and other; as appropriate, in the unaudited Condensed Consolidated Statements of Operations.
The amount by which each line item in our unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 was affected by the new revenue standard as compared with the accounting guidance that was in effect before the change was as follows:

	For the three months ended March 31, 2018
	As Reported - With Adoption of ASC 606	As Adjusted - Without Adoption of ASC 606	Effect of Accounting Change Increase/(Decrease)

	(in thousands)
Revenues (1):
Gaming	$499,263	$568,509	$(69,246)
Food and beverage	69,667	31,625	38,042
Lodging	37,819	11,433	26,386
Retail, entertainment and other	21,646	19,627	2,019
Total revenues	628,395	631,194	(2,799)
Expenses and other costs (2):
Gaming	258,763	306,308	(47,545)
Food and beverage	62,724	29,572	33,152
Lodging	14,346	5,840	8,506
Retail, entertainment and other	10,431	7,337	3,094
Other expenses and other costs	166,794	166,794	—
Total expenses and other costs	513,058	515,851	(2,793)
Operating income	$115,337	$115,343	$(6)

Net income	$21,794	$21,800	$(6)
Net income attributable to Pinnacle Entertainment, Inc.	$21,943	$21,949	$(6)

(1)
Of the decrease in gaming revenues, $66.9 million is attributable to the allocation of a portion of the transaction price in gaming contracts to complimentary hospitality and other revenues, which increased food and beverage; lodging; and retail, entertainment and other; revenues. In addition, gaming revenues is reduced by $2.4 million, which represents the allocated portion of the transaction price in gaming contracts to certain tier benefits, such as the annual gift, which was previously included in gaming expenses.

(2)
Of the decrease in gaming expenses, $39.8 million is attributable to the cessation of the Company’s prior accounting practice of including the estimated costs of providing complimentaries in gaming expenses rather than in food and beverage; lodging; and retail, entertainment and other; expenses, which increased food and beverage; lodging; and retail, entertainment and other; expenses. In addition, gaming expenses is reduced by $2.4 million, which represents the allocated portion of the transaction price in gaming contracts to certain tier benefits, such as the annual gift, which was previously included in gaming expenses.

The line items included in our unaudited Condensed Consolidated Balance Sheet as of March 31, 2018 that were affected by the new revenue standard were “Other accrued liabilities” and “Accumulated deficit,” which both increased by $3.3 million. These changes were exclusively the result of re-measuring the liability associated with the mychoice program.
In February 2016, the FASB issued ASU No. 2016-02, Recognition and Measurement of Leases, which introduced a new standard related to lease recognition, ASC Topic 842, Leases (“ASC 842” or the “new lease standard”). Under ASC 842, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new lease standard, lessor accounting is largely unchanged. Further, ASC 842 simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off balance sheet financing. The effective date for this ASU is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.
The Company currently anticipates adopting ASC 842 during the first quarter 2019. Operating leases, including the Meadows Lease, our ground leases at certain properties, and agreements relating to slot machines, will be recorded in our unaudited Condensed Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability, which will represent the present value of the lease payments to be made over the lease term. Additionally, as a result of this ASU, the Company will be required to reassess the sale-leaseback accounting treatment of the Master Lease. The full qualitative and quantitative effects of these changes have not yet been determined and are still being analyzed.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which amended the previous accounting standard to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows in order to reduce the diversity in practice of certain types of cash flows where consistent principles previously did not exist. Further, in November 2016, the FASB issued No. 2016-18, Statement of Cash Flows: Restricted Cash, which amended the previous accounting standard to require the statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, which was intended to reduce the diversity in practice caused by the lack of specificity in the previous accounting standard regarding the classification and presentation of changes in restricted cash or restricted cash equivalents. We adopted this guidance during the first quarter 2018 using a retrospective transition approach. As a result of adopting this guidance, our net cash used in investing activities for the three months ended March 31, 2017, as presented in our unaudited Condensed Statements of Cash Flows, increased by approximately $0.1 million.
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
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which provided clarity and intended to reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in ASC Topic 718, Compensation—Stock Compensation. More specifically, ASU No. 2017-09 provided guidance on which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. We adopted this guidance during the first quarter 2018 using a prospective transition approach and it did not have a material impact on our unaudited Condensed Consolidated Financial Statements.
In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which made amendments to the SEC paragraphs pursuant to the staff announcement at the July 20, 2017 Emerging Issues Task Force meeting and rescinds prior SEC staff announcements and observer comments. To the extent this guidance is applicable, it is effective immediately. As discussed above, the Company adopted ASC 606 during the first quarter 2018 and has not yet adopted ASC 842. The guidance applicable to the Company in this ASU did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the new tax legislation, commonly referred to as The Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements and, if possible, to provide a reasonable estimate. For more information, see Note 5, “Income Taxes.”
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
Note 3—Master Lease Financing Obligation and Meadows Lease

Master Lease Financing Obligation: Fourteen of our sixteen gaming facilities are subject to a triple-net master lease agreement (the “Master Lease”) with GLPI, which commenced on April 28, 2016. The Master Lease is accounted for as a financing obligation. At lease inception, the financing obligation was determined to be $3.2 billion and was calculated based on the future minimum lease payments discounted at 10.5%. For purposes of calculating the financing obligation, beginning in the third year of the lease, the percentage rent was excluded since the payment is contingent upon the achievement of future financial results. The discount rate represented the estimated incremental borrowing rate over the lease term of 35 years, which included renewal options that were reasonably assured of being exercised, at lease inception.

The Master Lease has an initial term of 10 years with five subsequent, five-year renewal periods at our option. The rent, which is payable in monthly installments, is comprised of base rent, which includes a land and a building component, and percentage rent. The land base rent is fixed for the entire lease term. The building base rent is subject to an annual escalation of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Master Lease) of 1.8:1. The percentage rent, which was fixed for the first two years, will be adjusted every two years to establish a new fixed amount for the next two-year period. Each new fixed amount will be calculated by multiplying 4% by the difference between (i) the average net revenues for the trailing two-year period and (ii) $1.1 billion.

As of March 31, 2018, annual rent under the Master Lease was $382.8 million, which was comprised of the land base rent, the building base rent and the percentage rent, which were $44.1 million, $294.6 million and $44.1 million, respectively. In May 2018, the building base rent was adjusted by the annual escalation, which was $5.9 million. The reset percentage rent has not yet been finalized for the next two-year period. Once finalized, the adjustment will be retroactively in effect as of May 1, 2018.

Total lease payments under the Master Lease were as follows:

	For the three months ended March 31,
	2018	2017

	(in millions)
Reduction of financing obligation	$13.1	$11.8
Interest expense attributable to financing obligation	81.3	81.2
Total lease payments under the Master Lease	$94.4	$93.0

Meadows Lease: We own and operate the Meadows’ gaming, entertainment and harness racing business subject to a triple-net lease of its underlying real estate with GLPI (the “Meadows Lease”), which commenced on September 9, 2016. The Meadows Lease provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. As of March 31, 2018, annual rent under the Meadows Lease was $25.8 million, payable in monthly installments, and comprised of a base rent of $14.4 million, which is subject to certain adjustments, and a percentage rent of $11.4 million. The base rent is subject to an annual escalation of up to 5% for the initial term or until the lease year in which base rent plus percentage rent is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 1.8:1 during the second year of the lease, 1.9:1 during the third year of the lease and 2.0:1 during the fourth year of the lease and thereafter. The percentage rent is fixed for the first two years and will be adjusted every two years to establish a new fixed amount for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period. According to the terms of the Meadows Lease, the annual escalator of the base rent and the reset of the percentage rent are scheduled to take place in October 2018.

Note 4—Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2018
	Outstanding Principal	Unamortized Discount, Net of Premium, and Debt Issuance Costs	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2021	$194.0	$—	$194.0
Term Loan A Facility due 2021	110.0	(1.9)	108.1
5.625% Notes due 2024	500.0	(7.0)	493.0
Other	0.1	—	0.1
Total long-term debt	$804.1	$(8.9)	$795.2

	December 31, 2017
	Outstanding Principal	Unamortized Discount, Net of Premium, and Debt Issuance Costs	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2021	$169.2	$—	$169.2
Term Loan A Facility due 2021	152.4	(2.2)	150.2
5.625% Notes due 2024	500.0	(7.2)	492.8
Other	0.1	—	0.1
Total long-term debt	$821.7	$(9.4)	$812.3

Senior Secured Credit Facilities: On April 28, 2016, we entered into a credit agreement with certain lenders (the “Credit Agreement”). The Credit Agreement is comprised of (i) a $185.0 million term loan A facility with a maturity of five years (the “Term Loan A Facility”), (ii) a $300.0 million term loan B facility with a maturity of seven years (the “Term Loan B Facility”) and (iii) a $400.0 million revolving credit facility with a maturity of five years (the “Revolving Credit Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “Senior Secured Credit Facilities”). As of March 31, 2018, we had $194.0 million drawn under the Revolving Credit Facility and $9.2 million committed under various letters of credit. The Term Loan B Facility was repaid in full prior to December 31, 2017.

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

The Term Loan A Facility amortizes in equal quarterly amounts equal to a percentage of the original outstanding principal amount at closing as follows: (i) 5% per annum in the first two years, (ii) 7.5% per annum in the third year and (iii) 10% per annum in the fourth and fifth year. The remaining principal amount is payable on April 28, 2021. The voluntary repayments we made during the year ended December 31, 2017 and the three months ended March 31, 2018 have satisfied all quarterly amortization payments that otherwise would have been due prior to maturity. The Revolving Credit Facility is not subject to amortization and any amounts outstanding are due and payable on April 28, 2021.

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
Interest expense, net, was as follows:

	For the three months ended March 31,
	2018	2017

	(in millions)
Interest expense from financing obligation (1)	$81.3	$81.2
Interest expense from debt	11.3	13.1
Interest income	(0.2)	(0.2)
Interest expense, net	$92.4	$94.1

(1)	See Note 3, “Master Lease Financing Obligation and Meadows Lease,” for information on total lease payments under the Master Lease.

Note 5—Income Taxes

Our effective tax rate for the three months ended March 31, 2018 was 5.2%, or an expense of $1.2 million, as compared to an effective tax rate of (1.8)%, or a benefit of $0.3 million, for the corresponding prior year period. The Tax Act, which was enacted on December 22, 2017, significantly revised U.S. corporate income tax law by, among other things, reducing the federal corporate income tax rate from 35% to 21% and granting indefinite carry-forward of net operating losses generated on or after January 1, 2018.

ASC Topic 740, Income Taxes (“ASC 740”), requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions was for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. SAB No. 118 allows registrants to record provisional amounts during a one-year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

To the extent a reasonable estimate could have been made, we accounted for the impact of the Tax Act during the year ended December 31, 2017. As we complete our analysis of the Tax Act, further collect and analyze data, interpret any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts.

The rate for the three months ended March 31, 2018 included the tax impact of certain discrete items, such as benefits related to share-based compensation. The rate for the three months ended March 31, 2017 included the tax impact of certain discrete items, such as changes in the tax status of certain of our legal entities. In general, our effective tax rate may differ from the expected federal statutory tax rate due to the effect of permanent items, utilization of general business credits, changes in valuation allowances, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and reserves for unrecognized tax benefits.

Note 6—Employee Benefit Plans
Share-based Compensation: Our 2016 Equity and Performance Incentive Plan (the “2016 Plan”), which was approved and adopted in April 2016, allows us to grant options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock unit awards and dividend equivalents to directors, employees, consultants and/or advisors of the Company. As of March 31, 2018, we had 8.0 million share-based payment awards outstanding, including stock options, restricted stock units and restricted stock. The 2016 Plan had 4.3 million share-based payment awards available for grant as of March 31, 2018.
The Company estimates the number of awards that are expected to vest as opposed to accounting for forfeitures as they occur. We recorded share-based compensation expense as follows:

	For the three months ended March 31,
	2018	2017

	(in millions)
Share-based compensation expense	$3.9	$2.4

Stock options: The following table summarizes information related to our stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding as of January 1, 2018	5,026,722	$6.53
Exercised	(324,176)	$4.10
Options outstanding as of March 31, 2018	4,702,546	$6.70
Options exercisable as of March 31, 2018	3,456,972	$5.28
Expected to vest as of March 31, 2018	1,016,313	$10.69

The unamortized compensation costs not yet expensed related to stock options totaled $3.3 million as of March 31, 2018. The weighted average period over which the costs are expected to be recognized is 1.0 years. The aggregate amount of cash we received from the exercise of stock options was $0.4 million and $1.8 million for the three months ended March 31, 2018, and 2017, respectively. The associated shares were newly-issued common stock.

Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2018	1,524,529	$13.61
Granted	255,600	$32.93
Vested	(75,679)	$11.72
Canceled or forfeited	(2,365)	$19.50
Non-vested as of March 31, 2018	1,702,085	$16.59

The unamortized compensation costs not yet expensed related to non-vested restricted stock units totaled $22.3 million as of March 31, 2018. The weighted average period over which the costs are expected to be recognized is 1.3 years.

Restricted Stock: The Company grants restricted stock awards, which may be subject to either market or performance conditions. The grant date fair value of the awards subject to market conditions was determined using the Monte Carlo simulation. The grant date fair value of the awards subject to other conditions, including performance conditions, was determined as the closing price of the Company’s common stock on the grant date. To the extent that restricted stock awards are forfeited, the forfeited shares will be included in treasury stock. The following table summarizes information related to our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2018	1,042,662	$18.77
Granted	426,940	$32.94
Vested	(109,241)	$19.22
Non-vested as of March 31, 2018	1,360,361	$23.18

The unamortized compensation costs not yet expensed related to restricted stock totaled $20.1 million as of March 31, 2018. The weighted average period over which the costs are expected to be recognized is 1.6 years.

Note 7—Write-downs, Reserves and Recoveries, Net

Write-downs, reserves and recoveries, net consisted of the following:

	For the three months ended March 31,
	2018	2017

	(in millions)
Loss on disposals of long-lived assets, net	$1.8	$0.3
Other	0.6	0.2
Write-downs, reserves and recoveries, net	$2.4	$0.5

Loss on disposals of long-lived assets, net: During the three months ended March 31, 2018 and 2017, we recorded net losses related primarily to disposals of building improvements and furniture, fixtures, and equipment at the properties in the normal course of business.

Note 8—Investment and Acquisition Activities

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

As of both March 31, 2018 and December 31, 2017, PRP held $16.9 million in promissory notes issued by RDC and $7.5 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and local government corporation bonds, which are included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets, have long-term contractual maturities and are collateralized by the assets of the Retama Park Racetrack.

The contractual terms of the promissory notes include interest payments due at maturity; however, we have not recorded accrued interest because uncertainty exists as to RDC’s ability to make the interest payments. We have the positive intent and ability to hold the local government corporation bonds to maturity and until the amortized cost basis is recovered.

Note 9—Commitments and Contingencies

Self-Insurance: We are self-insured up to certain limits for costs associated with general liability, workers’ compensation, and employee health coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. As of March 31, 2018 and December 31, 2017, we had total self-insurance accruals of $23.4 million and $23.3 million, respectively, which are included in “Total current liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 10—Segment Information
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
We use Consolidated Adjusted EBITDAR and Adjusted EBITDAR (as such terms are defined below) for each reportable segment to compare operating results and allocate resources. The following table highlights our total revenues and Adjusted EBITDAR for each reportable segment and reconciles net income to Consolidated Adjusted EBITDAR for the three months ended March 31, 2018 and 2017. For disaggregated revenue information by reportable segment, see Note 1, “Organization and Summary of Significant Accounting Policies.”

	For the three months ended March 31,
	2018	2017

	(in millions)
Revenues:
Midwest segment (a)	$377.5	$390.3
South segment (a)	190.1	192.5
West segment (a)	59.7	56.0
	627.3	638.8
Corporate and other (b)	1.1	1.2
Total revenues	$628.4	$640.0

Adjusted EBITDAR (c):
Midwest segment (a)	$109.9	$112.9
South segment (a)	63.6	61.8
West segment (a)	23.2	20.5
	196.7	195.2
Corporate expenses and other (b)	(19.0)	(20.3)
Consolidated Adjusted EBITDAR (c)	$177.7	$174.9

Net income	$21.8	$17.2
Rent expense under the Meadows Lease	4.2	4.1
Depreciation and amortization	50.0	56.1
Pre-opening, development and other costs	1.8	0.8
Non-cash share-based compensation expense	3.9	2.4
Write-downs, reserves and recoveries, net	2.4	0.5
Interest expense, net	92.4	94.1
Income tax expense (benefit)	1.2	(0.3)
Consolidated Adjusted EBITDAR (c)	$177.7	$174.9

	For the three months ended March 31,
	2018	2017

	(in millions)
Capital expenditures:
Midwest segment (a)	$10.9	$8.8
South segment (a)	3.3	4.5
West segment (a)	1.7	1.1
Corporate and other, including development projects	2.3	2.5
	$18.2	$16.9

(a)	See Note 1, “Organization and Summary of Significant Accounting Policies,” for listing of properties included in each segment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

EXECUTIVE SUMMARY

Pinnacle Entertainment, Inc. owns and operates 16 gaming, hospitality and entertainment businesses, of which 15 operate in leased facilities. Our owned facility is located in Ohio and our leased facilities are located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada and Pennsylvania. The leased facilities located outside of Pennsylvania are subject to a triple-net master lease with Gaming and Leisure Properties, Inc., a Pennsylvania corporation and real estate investment trust (“GLPI”) (the “Master Lease”) and our leased facility in Pennsylvania is subject to a triple-net lease of its underlying real estate with GLPI (the “Meadows Lease”). References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

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

In connection with the Proposed Company Sale, Penn National entered into (i) a Membership Interest Purchase Agreement, dated December 17, 2017 (the “Membership Interest Purchase Agreement”), with Boyd Gaming Corporation (“Boyd”), which Pinnacle will become a party to immediately prior to the Proposed Company Sale, pursuant to which a subsidiary of Boyd will acquire the gaming and related operations of Ameristar St. Charles, Ameristar Kansas City, Belterra Resort and Belterra Park, in connection with the Proposed Company Sale; and (ii) definitive agreements with a subsidiary of GLPI, which Pinnacle will become a party to immediately prior to the Proposed Company Sale, pursuant to which GLPI’s subsidiary will acquire the real estate associated with Belterra Park, from Pinnacle, and Plainridge Park Casino in Plainville, Massachusetts, from Penn National. At the closing of the transactions contemplated by the Membership Interest Purchase Agreement, GLPI and Boyd will enter into a master lease agreement for the gaming operations acquired by Boyd and Penn National will assume Pinnacle’s existing Master Lease and Meadows Lease and enter into certain amendments thereto.

On March 29, 2018, the shareholders of Penn National and stockholders of Pinnacle approved the Proposed Company Sale, including the approval by Penn National shareholders of the issuance of Penn National’s common stock in connection with the Proposed Company Sale Consideration.

Completion of the Proposed Company Sale is subject to certain conditions, many of which are beyond our control, including, among others: (1) the absence of any injunction, restraining order or other orders or laws prohibiting the consummation of the Proposed Company Sale; (2) the expiration or termination of any waiting period applicable to the Proposed Company Sale under the Hart-Scott-Rodino Antitrust Improvement Acts of 1976, as amended; (3) the receipt of the remaining required regulatory approvals in a timely manner (including receipt of necessary approvals from gaming regulatory authorities); (4) the registration of the shares of Penn National to be issued to stockholders of Pinnacle; and (5) the listing of the shares of Penn National on The NASDAQ Stock Market LLC. The obligation of each party to consummate the Proposed Company Sale is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligations under the Penn National Merger Agreement. Subject to the satisfaction or waiver of the closing conditions, the Proposed Company Sale is expected to close in the second half of 2018. If the Proposed Company Sale is completed, Pinnacle stockholders will hold approximately 22% of the combined company’s outstanding shares.

If the Proposed Company Sale is not consummated on or before October 31, 2018, subject to certain limited extensions (including pursuant to Penn National’s election to extend under certain circumstances) provided in the Penn National Merger Agreement, either party may terminate the Penn National Merger Agreement. Consummation of the Proposed Company Sale is not subject to a financing condition.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three months ended March 31, 2018 and 2017. As discussed in Note 10, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDAR (as defined below). Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. The following table highlights our total revenues and Adjusted EBITDAR for each segment. In addition, the following table includes a reconciliation of net income, which is determined in accordance with generally accepted accounting principles in the United States (“GAAP”), to Consolidated Adjusted EBITDAR (as defined below) and to Consolidated Adjusted EBITDAR, net of Lease Payments (as defined below), which are non-GAAP financial measures.

	For the three months ended March 31,
	2018	2017

	(in millions)
Revenues:
Midwest segment (a)	$377.5	$390.3
South segment (a)	190.1	192.5
West segment (a)	59.7	56.0
	627.3	638.8
Corporate and other (b)	1.1	1.2
Total revenues	$628.4	$640.0

Adjusted EBITDAR (c):
Midwest segment (a)	$109.9	$112.9
South segment (a)	63.6	61.8
West segment (a)	23.2	20.5
	196.7	195.2
Corporate expenses and other (b)	(19.0)	(20.3)
Consolidated Adjusted EBITDAR (c)	177.7	174.9
Lease Payments (d)	(100.8)	(99.4)
Consolidated Adjusted EBITDA, net of Lease Payments (d)	$76.9	$75.5

Net income	$21.8	$17.2
Rent expense under the Meadows Lease	4.2	4.1
Depreciation and amortization	50.0	56.1
Pre-opening, development and other costs	1.8	0.8
Non-cash share-based compensation expense	3.9	2.4
Write-downs, reserves and recoveries, net	2.4	0.5
Interest expense, net	92.4	94.1
Income tax expense (benefit)	1.2	(0.3)
Consolidated Adjusted EBITDAR (b)	177.7	174.9
Lease Payments (d)	(100.8)	(99.4)
Consolidated Adjusted EBITDA, net of Lease Payments (d)	$76.9	$75.5

Net income margin	3.5%	2.7%
Consolidated Adjusted EBITDAR margin	28.3%	27.3%

(a)	See “Executive Summary” above for listing of properties included in each segment.

(b)
Corporate and other includes revenues from a live and televised poker tournament series that operates under the trade name Heartland Poker Tour (“HPT”) and management fees associated with Retama Park Racetrack located outside of San Antonio,

Texas. Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Corporate expenses that are directly attributable to a property are allocated to each applicable property. Other includes expenses relating to the operation of HPT and management of Retama Park Racetrack.

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

Consolidated Overview

Total revenues for the three months ended March 31, 2018 were $628.4 million, representing a year over year decrease of $11.6 million, or 1.8%. For the three months ended March 31, 2018, net income was $21.8 million, representing a year over year increase of $4.6 million, or 26.7%. Consolidated Adjusted EBITDAR was $177.7 million, an increase of $2.8 million, or 1.6%, year over year, for the three months ended March 31, 2018. Net income margin was 3.5% and Consolidated Adjusted EBITDAR margin was 28.3% for the three months ended March 31, 2018.

During the first quarter 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) using a modified retrospective approach as of the date of initial application, which was January 1, 2018. Under the modified retrospective approach, the prior periods were not recast to reflect the impact of ASC 606. The adoption of ASC 606 had the effect of reducing our total revenues for the three months ended March 31, 2018 by $2.8 million as compared to the prior year period, but had no significant impact on our net income and Consolidated Adjusted EBITDAR. Therefore, as a result of the reduction in total revenues, the adoption of ASC 606 increased our Consolidated Adjusted EBITDAR margin by 20 basis points, with no significant impact on our net income margin.
For the three months ended March 31, 2018, total revenues, net income and Consolidated Adjusted EBITDAR were negatively impacted by adverse winter weather conditions, principally in our Midwest segment at River City, Ameristar East Chicago, Ameristar Kansas City, Ameristar Council Bluffs and Meadows, where visitation was impeded. In addition, Belterra

Park and Belterra Resort both experienced closures and incurred clean-up costs as a result of flooding of the Ohio River. Strong performances at L’Auberge Lake Charles, Ameristar Black Hawk and the Jackpot Properties partially offset the negative impacts of the adverse winter weather conditions and the flooding of the Ohio River. Additionally, continued management focus on achieving operational efficiencies helped contribute to an increase in Consolidated Adjusted EBITDAR and the related margin for the three months ended March 31, 2018.

Total revenues for the three months ended March 31, 2017 were $640.0 million. For the three months ended March 31, 2017, net income was $17.2 million. For the three months ended March 31, 2017, total revenues, net income and Consolidated Adjusted EBITDAR were positively impacted by the performances of L’Auberge Baton Rouge, Belterra Park, Belterra Resort and River City, and were negatively impacted by low table games hold at L’Auberge Lake Charles and Ameristar East Chicago. Additionally, total revenues, net income and Consolidated Adjusted EBITDAR for the three months ended March 31, 2017, were adversely impacted by a $3.2 million out-of-period adjustment at Ameristar Kansas City.

The Company’s total revenues consist mostly of gaming revenues, which are primarily from slot machines and to a lesser extent, table games. The slot revenues represented approximately 83% and 82% of gaming revenues in 2017 and 2016, respectively. In analyzing the performance of our businesses, the key indicators related to gaming revenues are slot handle and table games drop (which are volume indicators) and win or hold percentage.

Slot handle or video lottery terminal (“VLT”) handle represents the total amount wagered in a slot machine or VLT, and table games drop represents the total amount of cash and net markers issued that are deposited in gaming table drop boxes. Win represents the amount of wagers retained by us and recorded as gaming revenue and hold represents win as a percentage of slot handle, VLT handle or table games drop. Given the stability in our slot and VLT hold percentages, we have not experienced any significant impact on our results of operations or cash flows as a result of changes in hold percentages.

For table games, guests usually purchase chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit-worthy guests) are deposited in the drop box of each gaming table. Table game win is the amount of drop that is retained and recorded as gaming revenue, with liabilities recognized for funds deposited by guests.

The Company also generates hospitality revenues, which consist of food and beverage, lodging, retail and entertainment revenues. Hospitality revenues may be sold or provided to customers on a complimentary basis in order to induce contemporaneous and future gaming-related activities. Regardless of whether such goods and/or services are sold or provided on a complimentary basis, hospitality revenues are recorded at the respective standalone selling prices (“SSP”) of such goods and/or services provided. Upon adoption of ASC 606 on January 1, 2018, complimentary revenues are presented as either food and beverage revenues; lodging revenues; or retail, entertainment and other revenues; as appropriate, with a corresponding decrease in gaming revenues. Prior to the adoption of ASC 606, complimentary revenues were excluded from total revenues and had no impact on gaming revenues. Accordingly, the year over year comparability of gaming revenues; food and beverage revenues; lodging revenues; and retail, entertainment and other revenues; was impacted as a result of adopting ASC 606 using the modified retrospective approach. For the three months ended March 31, 2018, we recorded $38.1 million, $26.4 million, and $2.4 million of complimentary food and beverage revenues; lodging revenues; and retail, entertainment and other revenues; which had the impact of reducing gaming revenues by $66.9 million.

We offer incentives to our guests through our mychoice program. Under the mychoice program, guests earn reward credits (or points) based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the program will be forfeited if the guest does not earn any reward credits over the prior six-month period. In addition, based on their level of play, guests can earn additional benefits without redeeming points, such as an annual gift, among other items, as a result of achieving a certain tier status. In January 2018, the Company implemented the mychoice program at Meadows, which previously operated its own loyalty program.

We accrue a performance obligation liability associated with the mychoice program, which includes the estimated SSP of 1) reward credits and 2) certain tier benefits that are earned by our guests. Estimates and assumptions are made regarding SSP of the goods and services redeemable for reward credits, breakage rates, and the mix of goods and services guests choose. Changes in estimates or guest redemption habits could produce different results, which would principally impact the recorded balance of the performance obligation liability and the amount of gaming revenues recorded during the period in which such reward credits are earned. As of March 31, 2018 and December 31, 2017, we had accrued $26.0 million and $21.0 million, respectively, for the performance obligation liability associated with the mychoice program. Of the increase, $3.3 million relates to the adoption of ASC 606.

Segment comparison of the three months ended March 31, 2018 and 2017

Midwest Segment

	For the three months ended March 31,		Change
	2018	2017	2018 vs. 2017

	(in millions, except margin)
Revenues (a):
Gaming	$313.6	$353.1
Food and beverage	36.6	19.8
Lodging	15.3	4.6
Retail, entertainment and other	12.0	12.8
Total revenues	$377.5	$390.3	(3.3)%
Operating income	$74.3	$76.5	(2.9)%
Adjusted EBITDAR	$109.9	$112.9	(2.7)%
Adjusted EBITDAR margin	29.1%	28.9%	20 bps

(a)
As noted above, the adoption of ASC 606 using the modified retrospective transition approach principally impacted the year over year comparability of gaming revenues; food and beverage revenues; lodging revenues; and retail, entertainment and other revenues; but had minimal impact on total revenues (see below).

In the Midwest segment, total revenues and operating income decreased by $12.8 million, or 3.3%, and $2.2 million, or 2.9%, respectively, year over year, for the three months ended March 31, 2018. Adjusted EBITDAR decreased by $3.0 million, or 2.7%, year over year, for the three months ended March 31, 2018. Adjusted EBITDAR margin increased year over year by 20 basis points for the three months ended March 31, 2018. The adoption of ASC 606 had the effect of reducing our Midwest segment total revenues for the three months ended March 31, 2018 by $1.6 million as compared to the prior year period, which increased Adjusted EBITDAR margin by 10 basis points since Adjusted EBITDAR was not significantly impacted. Midwest segment operating income was not significantly impacted by the adoption of ASC 606.

For the three months ended March 31, 2018, the Midwest segment total revenues and Adjusted EBITDAR were negatively impacted by adverse winter weather conditions throughout the region, particularly at River City, Ameristar East Chicago, Ameristar Kansas City, Ameristar Council Bluffs and Meadows, where visitation was impeded. In addition, Belterra Park and Belterra Resort both experienced closures and incurred clean-up costs as a result of flooding of the Ohio River. Continued management focus on achieving operational efficiencies helped contribute to an increase in Adjusted EBITDAR margin for the three months ended March 31, 2018, as compared to the prior year period.

For the three months ended March 31, 2017, the Midwest segment total revenues and Adjusted EBITDAR benefited from strong performances at Belterra Park, where gaming volumes continued to ramp up and additional cost efficiencies were realized; Belterra Resort, where modest growth in gaming revenues, an emphasis on cash hospitality revenue streams and operational efficiencies, resulted in Adjusted EBITDAR growth; and River City, where hospitality revenue increased, in part, from the ramp up of new food and beverage outlets. The Midwest segment operating results for the three months ended March 31, 2017 were negatively impacted by low table games hold at Ameristar East Chicago. Additionally, the Midwest segment total revenues and Adjusted EBITDAR for the three months March 31, 2017, were adversely impacted by a $3.2 million out-of-period adjustment at Ameristar Kansas City.

South Segment

	For the three months ended March 31,		Change
	2018	2017	2018 vs. 2017

	(in millions, except margin)
Revenues (a):
Gaming	$145.2	$174.2
Food and beverage	24.9	9.4
Lodging	14.1	4.5
Retail, entertainment and other	5.9	4.4
Total revenues	$190.1	$192.5	(1.2)%
Operating income	$48.4	$43.7	10.8%
Adjusted EBITDAR	$63.6	$61.8	2.9%
Adjusted EBITDAR margin	33.5%	32.1%	140 bps

(a)
As noted above, the adoption of ASC 606 using the modified retrospective transition approach principally impacted the year over year comparability of gaming revenues; food and beverage revenues; lodging revenues; and retail, entertainment and other revenues; but had minimal impact on total revenues (see below).

In the South segment, total revenues decreased by $2.4 million, or 1.2%, and operating income increased by $4.7 million, or 10.8%, year over year, for the three months ended March 31, 2018. Adjusted EBITDAR increased by $1.8 million, or 2.9%, year over year, for the three months ended March 31, 2018. For the three months ended March 31, 2018, Adjusted EBITDAR margin increased year over year by 140 basis points. The adoption of ASC 606 had the effect of reducing our South segment total revenues for the three months ended March 31, 2018 by $1.0 million as compared to the prior year period, which increased Adjusted EBITDAR margin by 20 basis points since Adjusted EBITDAR was not significantly impacted. South segment operating income was not significantly impacted by the adoption of ASC 606.

For the three months ended March 31, 2018, the South segment total revenues and Adjusted EBITDAR benefited from the performance at L’Auberge Lake Charles, which experienced strong table games hold, as compared to the prior year period. Offsetting the performance at L’Auberge Lake Charles, were the performances at L’Auberge Baton Rouge, where the prior year period was particularly strong, and Ameristar Vicksburg. Adjusted EBITDAR margin increased for the three months ended March 31, 2018, principally due to the operating performance of L’Auberge Lake Charles.

For the three months ended March 31, 2017, the South segment total revenues and Adjusted EBITDAR benefited from strong operating performance at L’Auberge Baton Rouge, which continued to experience gaming and hospitality revenue growth as well as continued focus on achieving operational efficiencies. Low table games hold at L’Auberge Lake Charles and a decrease in operating performance at Ameristar Vicksburg offset the strong operating performance at L’Auberge Baton Rouge.

West Segment

	For the three months ended March 31,		Change
	2018	2017	2018 vs. 2017

	(in millions, except margin)
Revenues (a):
Gaming	$40.5	$46.9
Food and beverage	8.1	3.9
Lodging	8.4	2.9
Retail, entertainment and other	2.7	2.3
Total revenues	$59.7	$56.0	6.6%
Operating income	$18.2	$15.3	19.0%
Adjusted EBITDAR	$23.2	$20.5	13.2%
Adjusted EBITDAR margin	38.9%	36.6%	230 bps

(a)
As noted above, the adoption of ASC 606 using the modified retrospective transition approach principally impacted the year over year comparability of gaming revenues; food and beverage revenues; lodging revenues; and retail, entertainment and other revenues; but had minimal impact on total revenues (see below).

In the West segment, total revenues and operating income increased by $3.7 million, or 6.6%, and $2.9 million, or 19.0%, respectively, year over year, for the three months ended March 31, 2018. Adjusted EBITDAR increased by $2.7 million, or 13.2%, year over year, for the three months ended March 31, 2018. For the three months ended March 31, 2018, Adjusted EBITDAR margin increased year over year by 230 basis points. The adoption of ASC 606 had the effect of reducing our West segment total revenues for the three months ended March 31, 2018 by $0.2 million as compared to the prior year period, which increased Adjusted EBITDAR margin by 20 basis points since Adjusted EBITDAR was not significantly impacted. West segment operating income was not significantly impacted by the adoption of ASC 606.

For the three months ended March 31, 2018, the West segment operating results were positively impacted by a strong operating performance at Ameristar Black Hawk, which continues to experience growth in total revenues and Adjusted EBITDAR. The operating performance at the Jackpot Properties also positively impacted the West segment operating results for the three months ended March 31, 2018.

For the three months ended March 31, 2017, the West segment operating results were negatively impacted by adverse weather conditions, which decreased guest visitation, at the Jackpot Properties. The operating performance at Ameristar Black Hawk was largely consistent with the prior year period.

Other factors affecting net income
The following is a description of the other benefits (costs) affecting net income for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,		Change
	2018	2017	2018 vs. 2017

	(in millions)
Other benefits (costs):
Corporate expenses and other	$(19.0)	$(20.3)	(6.4)%
Rent expense under the Meadows Lease	$(4.2)	$(4.1)	2.4%
Depreciation and amortization	$(50.0)	$(56.1)	(10.9)%
Pre-opening, development and other costs	$(1.8)	$(0.8)	NM
Share-based compensation expense	$(3.9)	$(2.4)	62.5%
Write-downs, reserves and recoveries, net	$(2.4)	$(0.5)	NM
Interest expense, net	$(92.4)	$(94.1)	(1.8)%
Income tax benefit (expense)	$(1.2)	$0.3	NM
NM - Not Meaningful

Corporate expenses and other is principally comprised of corporate overhead expenses, HPT, and the management of Retama Park Racetrack. For the three months ended March 31, 2018, corporate expenses and other decreased year over year by $1.3 million to $19.0 million. The decrease, as compared to the prior year period, for the three months ended March 31, 2018 is primarily the result of lower professional services costs and legal settlements.

Rent expense under the Meadows Lease increased for the three months ended March 31, 2018, as compared to the prior year period, due to the annual escalator of the base rent that went into effect in October 2017.

Depreciation and amortization decreased for the three months ended March 31, 2018, as compared to the prior year period, as a result of the timing of assets becoming fully depreciated and the accelerated method of amortization on player relationships.

Pre-opening, development and other costs for the three months ended March 31, 2018 and 2017, consisted of the following:

	For the three months ended March 31,
	2018	2017

	(in millions)
Proposed Company Sale costs (1)	$1.7	$—
Other	0.1	0.8
Total pre-opening, development and other costs	$1.8	$0.8

(1)	Amounts comprised principally of legal, advisory, and other costs associated with the respective transactions.

Share-based compensation expense increased for the three months ended March 31, 2018, as compared to the prior year period, principally as a result of share-based payment awards granted during the three months ended March 31, 2018.

Write-downs, reserves and recoveries, net consisted of the following:

	For the three months ended March 31,
	2018	2017

	(in millions)
Loss on disposals of long-lived assets, net	$1.8	$0.3
Other	0.6	0.2
Write-downs, reserves and recoveries, net	$2.4	$0.5

Loss on disposals of long-lived assets, net: During the three months ended March 31, 2018 and 2017, we recorded net losses related primarily to disposals of building improvements and furniture, fixtures, and equipment at the properties in the normal course of business.

Interest expense, net, consisted of the following:

	For the three months ended March 31,
	2018	2017

	(in millions)
Interest expense from financing obligation (1)	$81.3	$81.2
Interest expense from debt	11.3	13.1
Interest income	(0.2)	(0.2)
Interest expense, net	$92.4	$94.1

(1)	Total lease payments under the Master Lease for the three months ended March 31, 2018 and 2017 were $94.4 million and $93.0 million, respectively.

For the three months ended March 31, 2018, interest expense, net, decreased as compared to the prior year period due principally to a reduction in debt outstanding under our Senior Secured Credit Facilities (as defined in “Liquidity and Capital Resources” below).
Income tax benefit (expense) effective rate for the three months ended March 31, 2018, was 5.2%, or an expense of $1.2 million, as compared to an effective tax rate of (1.8)%, or a benefit of $0.3 million for the corresponding prior year period. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, significantly revised U.S. corporate income tax law by, among other things, reducing the federal corporate income tax rate from 35% to 21% and granting indefinite carry-forward of net operating losses generated on or after January 1, 2018.
The rate for the three months ended March 31, 2018 included the tax impact of certain discrete items, such as benefits related to share-based compensation. The rate for the three months ended March 31, 2017 included the tax impact of certain discrete items, such as changes in the tax status of certain of our legal entities. In general, our effective tax rate may differ from the expected federal statutory tax rate due to the effect of permanent items, utilization of general business credits, changes in valuation allowances, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and reserves for unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income (loss) due to large non-cash charges such as impairments to goodwill and other intangible assets and depreciation. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of development projects, and our compliance with covenants contained under our debt agreements. As of March 31, 2018, we held $152.4 million of cash and cash equivalents. As of March 31, 2018, we had $194.0 million drawn on our $400.0 million Revolving Credit Facility (as defined below) and $9.2 million committed under various letters of credit.

	For the three months ended March 31,		Change
	2018	2017	2018 vs. 2017

	(in millions)
Net cash provided by operating activities	$21.8	$20.2	7.9%
Net cash used in investing activities	$(18.8)	$(17.3)	8.7%
Net cash used in financing activities	$(34.3)	$(38.9)	(11.8)%
Operating Cash Flow
Our net cash provided by operating activities for the three months ended March 31, 2018, as compared to the prior year period, increased due primarily to a decrease in cash paid for interest, net of amounts capitalized, and continued management focus on achieving operational efficiencies, partially offset by a decrease caused by the timing of payments and receipts of working capital items.
Investing Cash Flow

The following is a summary of our capital expenditures by segment:

	For the three months ended March 31,
	2018	2017

	(in millions)
Midwest segment	$10.9	$8.8
South segment	3.3	4.5
West segment	1.7	1.1
Corporate and other, including development projects	2.3	2.5
Total capital expenditures	$18.2	$16.9
Financing Cash Flow

Our intention is to use existing cash resources, expected operating cash flows from operations and funds available under our Senior Secured Credit Facilities to fund operations, maintain existing facilities, make necessary debt service payments, and make necessary payments under the Master Lease and the Meadows Lease. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible.

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
Fourteen of our sixteen gaming facilities are subject to the Master Lease with GLPI. The Master Lease has an initial term of 10 years with five subsequent, five-year renewal periods at our option. The rent, which is payable in monthly installments, is comprised of base rent, which includes a land and a building component, and percentage rent. The land base rent is fixed for the entire lease term. The building base rent is subject to an annual escalation of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Master Lease) of 1.8:1. The percentage rent, which was fixed for the first two years, will be adjusted every two years to establish a new fixed amount for the next two-year period. Each new fixed amount will be calculated by multiplying 4% by the difference between (i) the average net revenues for the trailing two-year period and (ii) $1.1 billion.
As of March 31, 2018, annual rent under the Master Lease was $382.8 million, which was comprised of the land base rent, the building base rent and the percentage rent, which were $44.1 million, $294.6 million and $44.1 million, respectively. In May 2018, the building base rent was adjusted by the annual escalation, which was $5.9 million. The reset percentage rent has not yet been finalized for the next two-year period. Once finalized, the adjustment will be retroactively in effect as of May 1, 2018.
During the three months ended March 31, 2018 and 2017, the Company made principal payments on the Master Lease financing obligation of $13.1 million and $11.8 million, respectively.

Senior Secured Credit Facilities
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

As of March 31, 2018, we had $194.0 million drawn under the Revolving Credit Facility, $110.0 million of loans outstanding under the Term Loan A Facility and $9.2 million committed under various letters of credit. During the three months ended March 31, 2018, we repaid $17.7 million of loans under the Senior Secured Credit Facilities, net of borrowings, which was accomplished principally with cash flows from operations. The Term Loan B Facility was repaid in full prior to December 31, 2017.

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

The Term Loan A Facility amortizes in equal quarterly amounts equal to a percentage of the original outstanding principal amount at closing as follows: (i) 5% per annum in the first two years, (ii) 7.5% per annum in the third year and (iii) 10% per annum in the fourth and fifth year. The remaining principal amount is payable on April 28, 2021. The voluntary repayments we made during the year ended December 31, 2017 and the three months ended March 31, 2018 have satisfied all quarterly amortization payments that otherwise would have been due prior to maturity. The Revolving Credit Facility is not subject to amortization and any amounts outstanding are due and payable on April 28, 2021.

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

As of March 31, 2018, we were in compliance with the financial covenant ratios under the Senior Secured Credit Facilities and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
There were no material changes during the three months ended March 31, 2018 to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 2, “Recently Issued Accounting Pronouncements” to our unaudited Condensed Consolidated Financial Statements for a discussion of the effects of recently issued accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES
A description of our critical accounting estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. For a more extensive discussion of our accounting policies, see Note 1, “Organization and Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the adoption of ASC 606 on January 1, 2018, during the first quarter 2018, there were no newly identified or material changes to our critical accounting policies and estimates, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 1, “Organization and Summary of Significant Accounting Policies” and Note 2, “Recently Issued Accounting Pronouncements,” for further information regarding our updated revenue recognition and guest loyalty program accounting policies, including estimates inherent in the accounting of such items, and the impact of adoption of ASC 606 on our unaudited Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding the Proposed Company Sale and the Penn National Merger Agreement, the consummation of the Proposed Company Sale and the timing thereof, the ability of the Company and Penn National to obtain required regulatory approvals, the stock price of the Company and Penn National following the consummation of a transaction with Penn National, expected results of operations and future operating performance and future growth; adequacy of resources to fund development and expansion projects; liquidity; financing options, including the state of the capital markets and our ability to access the capital markets; the state of the credit markets and economy; cash needs; cash reserves; operating and capital expenses; expense reductions, the sufficiency of insurance coverage; anticipated marketing costs at various projects; the future outlook of the Company and the gaming industry and pending regulatory and legal matters; the potential occurrence of impairments to goodwill, other intangible assets or long-lived assets; extreme weather conditions or climate change; potential work stoppages or other labor problems; cyber security risks; the ability of the Company to continue to meet its financial and other covenants governing the Senior Secured Credit Facilities, the bond indenture governing its 5.625% Notes, the Master Lease and the Meadows Lease; the Company’s anticipated future capital expenditures; the ability to implement strategies to improve revenues and operating margins at the Company’s properties; reduce costs and debt; the Company’s ability to successfully implement marketing programs to increase revenue at the Company’s properties; and the Company’s ability to improve operations and performance, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC, including this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and the risk factors described therein. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

•	The announcement and pendency of the Proposed Company Sale to Penn National may have an adverse effect on our business, operating results and stock price;

•
Because the Exchange Ratio is fixed and the market prices of Penn National Common Stock and Pinnacle Common Stock may fluctuate, our stockholders cannot be sure of the value of the Penn National Common Stock they will receive on the closing date;

•	The Proposed Company Sale to Penn National may not be completed;

•	Failure to complete the Proposed Company Sale to Penn National could negatively impact the stock price and the future business and financial results of the Company;

•
The Penn National Merger Agreement contains provisions that limit the Company’s ability to pursue alternatives to the Proposed Company Sale, could discourage a potential competing acquirer of the Company from making a favorable alternative transaction proposal and, in specified circumstances, could require the Company to pay Penn National a termination fee of $60.0 million;

•	The completion of the transactions contemplated by the Penn National Merger Agreement may trigger change in control or other provisions in certain agreements to which the Company is a party;

•	Our business is particularly sensitive to reductions in consumers’ discretionary spending as a result of downturns in the economy or other changes we cannot accurately predict;

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

•
We derived 26.3% and 26.4% of our revenues in 2017 from our casinos located in Louisiana and Missouri, respectively, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons;

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of March 31, 2018, we had $194.0 million drawn under our Revolving Credit Facility and had $9.2 million committed under various letters of credit. In addition, as of March 31, 2018, we had $110.0 million of principal outstanding under the Term Loan A Facility.
Loans under the Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter.
As of March 31, 2018, for every 50 basis points decrease in LIBOR, our annual interest expense would decrease by approximately $1.5 million and our annual interest expense would increase by approximately $1.5 million for every 50 basis points increase in LIBOR, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations as of March 31, 2018. As of March 31, 2018, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$194,000	$—	$—	$194,000	$190,120
Interest Rate	3.30%	3.30%	3.30%	3.30%	—	—	3.30%
Term Loan A Facility	$—	$—	$—	$110,000	$—	$—	$110,000	$110,000
Interest Rate	3.30%	3.30%	3.30%	3.30%	—	—	3.30%
5.625% Notes	$—	$—	$—	$—	$—	$500,000	$500,000	$521,850
Interest Rate	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%
Other	$7	$9	$11	$11	$13	$16	$67	$67
Interest Rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2018. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

During the quarter ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., dated as of April 18, 2016, as amended, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 1, 2018. (SEC File No. 001-37666).

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

101*
Financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language):
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	May 10, 2018	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)