Form 10-Q
period 2018-06-30
Pinnacle Entertainment, Inc.
filed 2018-08-07
CIK 1656239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of the close of business on August 3, 2018, the number of outstanding shares of the registrant’s common stock was 58,878,766.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues:
Gaming	$505,903	$581,974	$1,005,166	$1,156,143
Food and beverage	72,421	33,974	142,088	67,229
Lodging	42,552	13,475	80,371	25,462
Retail, entertainment and other	26,758	24,219	48,404	44,782
Total revenues	647,634	653,642	1,276,029	1,293,616
Expenses and other costs:
Gaming	265,955	316,234	524,718	629,473
Food and beverage	63,735	32,277	126,459	63,691
Lodging	15,451	6,501	29,797	12,563
Retail, entertainment and other	14,301	11,638	24,732	19,930
General and administrative	115,316	114,659	227,850	227,274
Depreciation and amortization	49,625	56,157	99,664	112,175
Pre-opening, development and other costs	705	1,795	2,525	2,594
Write-downs, reserves and recoveries, net	2,597	7,928	4,998	8,452
Total expenses and other costs	527,685	547,189	1,040,743	1,076,152
Operating income	119,949	106,453	235,286	217,464
Interest expense, net	(101,129)	(96,630)	(193,482)	(190,738)
Loss from equity method investment	(89)	(90)	(89)	(90)
Income before income taxes	18,731	9,733	41,715	26,636
Income tax benefit (expense)	3,035	(1,307)	1,845	(1,002)
Net income	21,766	8,426	43,560	25,634
Less: net loss attributable to non-controlling interest	131	951	280	960
Net income attributable to Pinnacle Entertainment, Inc.	$21,897	$9,377	$43,840	$26,594
Net income per common share:
Basic	$0.38	$0.17	$0.77	$0.47
Diluted	$0.35	$0.15	$0.70	$0.43
Weighted average common shares outstanding:
Basic	57,543	56,648	57,225	56,314
Diluted	62,266	61,884	62,255	61,463

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income	$21,766	$8,426	$43,560	$25,634
Comprehensive income	21,766	8,426	43,560	25,634
Less: comprehensive loss attributable to non-controlling interest	131	951	280	960
Comprehensive income attributable to Pinnacle Entertainment, Inc.	$21,897	$9,377	$43,840	$26,594

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$148,558	$184,218
Accounts receivable, net of allowance for doubtful accounts of $5,205 and $6,167	46,492	53,998
Inventories	10,644	10,145
Prepaid expenses and other assets	35,941	21,944
Total current assets	241,635	270,305
Land, buildings, vessels and equipment, net	2,567,506	2,629,013
Goodwill	610,889	610,889
Other intangible assets, net	380,351	383,569
Deferred incomes taxes	1,117	1,468
Other assets, net	57,521	54,984
Total assets	$3,859,019	$3,950,228
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$55,182	$81,071
Accrued interest	6,482	5,401
Accrued compensation	56,392	74,204
Accrued taxes	56,063	56,538
Current portion of long-term financing obligation	11,003	24,658
Other accrued liabilities	90,133	89,150
Total current liabilities	275,255	331,022
Long-term debt less current portion	749,221	812,315
Long-term financing obligation less current portion	3,083,272	3,088,871
Other long-term liabilities	32,732	38,991
Total liabilities	4,140,480	4,271,199
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock—$0.01 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.01 par value, 150,000,000 authorized, 58,878,766 and 57,629,392 shares issued and outstanding, net of treasury shares	663	650
Additional paid-in capital	931,467	932,246
Accumulated deficit	(1,130,159)	(1,170,715)
Accumulated other comprehensive income	264	264
Treasury stock, at cost, 7,386,998 and 7,371,080 of treasury shares	(92,511)	(92,511)
Total Pinnacle stockholders’ deficit	(290,276)	(330,066)
Non-controlling interest	8,815	9,095
Total stockholders’ deficit	(281,461)	(320,971)
Total liabilities and stockholders’ deficit	$3,859,019	$3,950,228

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Pinnacle Stockholders’ Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of January 1, 2018	57,629	$650	$932,246	$(1,170,715)	$264	$(92,511)	$(330,066)	$9,095	$(320,971)
Net income (loss)	—	—	—	43,840	—	—	43,840	(280)	43,560
Share-based compensation	—	—	8,750	—	—	—	8,750	—	8,750
Common stock issuance and option exercises	1,266	13	785	—	—	—	798	—	798
Tax withholding related to vesting of share-based payment awards	(16)	—	(10,314)	—	—	—	(10,314)	—	(10,314)
Cumulative effect adjustment from new revenue standard	—	—	—	(3,284)	—	—	(3,284)	—	(3,284)
Balance as of June 30, 2018	58,879	$663	$931,467	$(1,130,159)	$264	$(92,511)	$(290,276)	$8,815	$(281,461)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$43,560	$25,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,664	112,175
Loss on disposals of long-lived assets, net	3,905	4,750
Loss from equity method investment	89	90
Impairment of held-to-maturity securities	—	3,844
Impairment of long-lived assets	18	—
Amortization of debt issuance costs and debt discounts/premiums	1,873	5,189
Share-based compensation expense	8,750	6,711
Change in income taxes	(4,365)	(1,793)
Changes in operating assets and liabilities:
Receivables, net	7,506	8,189
Prepaid expenses and other	(17,190)	(19,825)
Accounts payable, accrued expenses and other	(44,819)	(53,939)
Net cash provided by operating activities	98,991	91,025
Cash flows from investing activities:
Capital expenditures	(39,553)	(38,684)
Proceeds from sales of furniture, fixtures and equipment	15	74
Loans receivable	(1,075)	(1,250)
Net cash used in investing activities	(40,613)	(39,860)
Cash flows from financing activities:
Proceeds from Senior Secured Credit Facilities	322,800	324,700
Repayments under Senior Secured Credit Facilities	(386,988)	(379,195)
Repayments under financing obligation	(19,254)	(24,036)
Proceeds from common stock options exercised	798	2,483
Tax withholdings on share-based payment awards	(10,314)	(1,697)
Other	(1,234)	(261)
Net cash used in financing activities	(94,192)	(78,006)
Change in cash, cash equivalents and restricted cash	(35,814)	(26,841)
Cash, cash equivalents and restricted cash at the beginning of the period	187,440	188,911
Cash, cash equivalents and restricted cash at the end of the period	$151,626	$162,070

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$190,734	$185,904
Cash payments related to income taxes, net	$1,946	$2,677
Increase (decrease) in construction-related deposits and liabilities	$(621)	$1,578
Non-cash issuance of common stock	$13	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$148,558	$159,117
Restricted cash included in Prepaid expenses and other assets	980	865
Restricted cash included in Other assets, net	2,088	2,088
Total cash, cash equivalents and restricted cash	$151,626	$162,070

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

Completion of the Proposed Company Sale is subject to certain conditions, many of which are beyond our control, including, among others: (1) the absence of any injunction, restraining order or other orders or laws prohibiting the consummation of the Proposed Company Sale; (2) the expiration or termination of any waiting period applicable to the Proposed Company Sale under the Hart-Scott-Rodino Antitrust Improvement Acts of 1976, as amended; (3) the receipt of the remaining required regulatory approvals in a timely manner (including receipt of necessary approvals from gaming regulatory authorities); (4) the registration of the shares of Penn National to be issued to stockholders of Pinnacle; and (5) the listing of the shares of Penn National on The NASDAQ Stock Market LLC. The obligation of each party to consummate the Proposed Company Sale is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligations under the Penn National Merger Agreement. Subject to the satisfaction or waiver of the closing conditions, the Proposed Company Sale is expected to close early in the fourth quarter 2018.
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
The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

	(in millions)
As of June 30, 2018
Assets:
Held-to-maturity securities	$10.3	$10.3	$—	$7.5	$2.8
Promissory notes	$16.9	$17.2	$—	$17.2	$—
Liabilities:
Long-term debt	$749.2	$773.7	$—	$773.7	$—
Other long-term liabilities	$4.7	$4.7	$—	$4.7	$—
As of December 31, 2017
Assets:
Held-to-maturity securities	$10.4	$10.4	$—	$7.5	$2.9
Promissory notes	$16.9	$17.2	$—	$17.2	$—
Liabilities:
Long-term debt	$812.3	$854.2	$—	$854.2	$—
Other long-term liabilities	$5.0	$5.0	$—	$5.0	$—
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
The estimated fair values of our long-term debt were based on Level 2 inputs of observable market data on comparable debt instruments on or about June 30, 2018 and December 31, 2017. See Note 4, “Long-Term Debt.”
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

	June 30, 2018	December 31, 2017

	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$432.5	$431.6
Buildings, vessels and improvements	2,713.6	2,700.3
Furniture, fixtures and equipment	796.3	805.0
Construction in progress	23.1	28.6
Land, buildings, vessels and equipment, gross	3,965.5	3,965.5
Less: accumulated depreciation	(1,398.0)	(1,336.5)
Land, buildings, vessels and equipment, net	$2,567.5	$2,629.0
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
Therefore, gaming contracts with customers participating in the mychoice program contain multiple performance obligations whereas gaming contracts in which the customers are not participating in the mychoice program contain only a single performance obligation. In gaming contracts with customers participating in the mychoice program, we allocate the transaction price between (1) the reward credits and certain tier benefits that give rise to separate performance obligations, such as an annual gift to our top tier members (“annual gift”), based upon the relative standalone selling prices (“SSP”), and (2) an amount allocated to the gaming performance obligation using the residual approach as the SSP for gaming is highly variable and no set established price exists. Since reward credits are not independently sold, we have determined the estimated SSP of a reward credit by computing the redemption value of points expected to be redeemed. We determine this redemption value through an analysis of historical redemption activity, utilizing observed SSP of the goods and services provided through redemption of reward credits as well as the pre-established conversion ratios of reward credits pursuant to the terms of the mychoice program. This allocation results in an amount of the gaming transaction price being presented as a performance obligation liability associated with the mychoice program (“mychoice performance obligation liability”), which reduces gaming revenues in the period that the mychoice performance obligation liability is accrued. Revenue is recognized in the period in which the mychoice performance obligation liability is relieved through satisfaction of the associated performance obligations, depending on the type of good and/or service provided (food and beverage; lodging; or retail, entertainment and other).
The mychoice performance obligation liability consists of (1) reward credits and (2) the estimated SSP of goods and/or services purchased by the Company from third-parties and transferred to members of certain tiers of the mychoice program. Reward credits earned by customers are generally redeemed within a six-month period from the first date of activity earning such reward credits. Based on the terms of the mychoice program, specifically, the timing of satisfaction of the performance obligation associated with providing some goods and/or services to members of certain tiers of the mychoice program, the performance obligation liability associated with certain tier benefits, principally the annual gift, is generally settled between 6 months and 18 months from the first date of activity earning such tier benefits. Estimates and assumptions made regarding breakage rates and the combination of goods and services members choose impacts the estimated SSP of reward credits. Changes in estimates or member redemption patterns could produce different results, which would principally impact the recorded balance of the mychoice performance obligation liability and the amount of gaming revenues recorded during the period in which such reward credits are earned.
The mychoice performance obligation liability was $24.3 million and $21.0 million as of June 30, 2018 and December 31, 2017, respectively, and is included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets. Upon adoption of ASC 606, the mychoice performance obligation liability was re-measured, resulting in a post-adoption balance of $24.3 million as of January 1, 2018. Unless the terms of the mychoice program are modified, the mychoice performance obligation liability is not subject to significant periodic fluctuations, particularly in comparing periods year over year. During the first quarter 2018, the Company implemented the mychoice program at Meadows, which previously operated its own loyalty program.
Liabilities arising from our casino operations and gaming-related activities (“gaming-related liabilities”) principally include funds deposited by customers in advance (commonly referred to as “safekeeping” or “front money”), outstanding chips and slot tickets in the customers’ possession, and the incremental amount of progressive jackpots. Gaming-related liabilities are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets until such amounts are redeemed for cash or used in gaming play by the customer. Gaming-related liabilities were $33.5 million and $35.5 million as of June 30, 2018 and December 31, 2017, respectively. Given the nature of our business, gaming-related liabilities are not subject to significant periodic fluctuations, particularly in comparing periods year over year.
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
Other Revenues: Other revenues primarily include amounts received in connection with ATM transactions and cash advances with customers, revenues generated from pari-mutuel wagering contracts, and management fees associated with Retama Park Racetrack (see Note 8, “Investments”).
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

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

	(in millions)
Food and beverage	$39.1	$36.0	$77.2	$71.1
Lodging (a)	28.7	16.2	55.1	31.3
Retail, entertainment and other	2.9	4.3	5.3	8.3
Total complimentaries	$70.7	$56.5	$137.6	$110.7

(a)
As described in Note 2, “Recently Issued Accounting Pronouncements,” the adoption of ASC 606 impacted the measurement of complimentary lodging revenues, which increased the three and six months ended June 30, 2018 amounts by $12.9 million and $24.5 million, respectively.

We assess our revenues based upon the type of goods or services we provide and the geographic location of the related businesses. The geographic locations are consistent with our reportable segments. For more information on our reportable segments, see Note 10, “Segment Information.” The following tables present disaggregated revenue information:

	For the three months ended June 30, 2018 (a)
	Midwest	South	West	Corporate and other (b)	Total

	(in millions)
Revenues:
Gaming	$321.8	$141.7	$42.4	$—	$505.9
Food and beverage	38.0	26.1	8.2	0.1	72.4
Lodging	17.3	16.4	8.8	—	42.5
Retail, entertainment and other	15.8	6.7	3.1	1.2	26.8
Total	$392.9	$190.9	$62.5	$1.3	$647.6

	For the three months ended June 30, 2017 (a)
	Midwest	South	West	Corporate and other (b)	Total

	(in millions)
Revenues:
Gaming	$349.5	$181.7	$50.8	$—	$582.0
Food and beverage	19.4	10.3	4.1	0.2	34.0
Lodging	5.4	4.8	3.2	—	13.4
Retail, entertainment and other	15.4	5.0	2.7	1.1	24.2
Total	$389.7	$201.8	$60.8	$1.3	$653.6

	For the six months ended June 30, 2018 (a)
	Midwest	South	West	Corporate and other (b)	Total

	(in millions)
Revenues:
Gaming	$635.4	$287.0	$82.8	$—	$1,005.2
Food and beverage	74.6	51.0	16.3	0.2	142.1
Lodging	32.6	30.5	17.2	—	80.3
Retail, entertainment and other	27.8	12.5	5.9	2.2	48.4
Total	$770.4	$381.0	$122.2	$2.4	$1,276.0

	For the six months ended June 30, 2017 (a)
	Midwest	South	West	Corporate and other (b)	Total

	(in millions)
Revenues:
Gaming	$702.5	$356.0	$97.6	$—	$1,156.1
Food and beverage	39.2	19.8	7.9	0.3	67.2
Lodging	10.1	9.2	6.2	—	25.5
Retail, entertainment and other	28.2	9.3	5.0	2.3	44.8
Total	$780.0	$394.3	$116.7	$2.6	$1,293.6

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

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in our unaudited Condensed Consolidated Statements of Operations. These taxes were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

	(in millions)
Gaming taxes	$177.6	$177.6	$351.4	$353.8
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

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

	(in millions)
Proposed Company Sale costs (a)	$0.6	$0.8	$2.4	$0.9
Other	0.1	1.0	0.1	1.7
Total pre-opening, development and other costs	$0.7	$1.8	$2.5	$2.6

(a)	Amounts comprised principally of legal, advisory, and other costs associated with the respective transactions.
Earnings Per Share: The computation of basic and diluted earnings per share (“EPS”) is based on net income (loss) attributable to Pinnacle Entertainment, Inc. divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted EPS reflects the addition of potentially dilutive securities, such as stock options, restricted stock units, restricted stock and performance stock units (“share-based payment awards”). We calculate the dilutive effect of share-based payment awards using the treasury stock method. A total of 187,548; 164,589; 1,937 and 187,949 share-based payment awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2018, and 2017, respectively, because including them would have been anti-dilutive.
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

The amount by which each line item in our unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018 was affected by the new revenue standard as compared with the accounting guidance that was in effect before the change was as follows:

	For the three months ended June 30, 2018
	As Reported - With Adoption of ASC 606	As Adjusted - Without Adoption of ASC 606	Effect of Accounting Change Increase/(Decrease)

	(in thousands, except per share data)
Revenues (a):
Gaming	$505,903	$579,585	$(73,682)
Food and beverage	72,421	33,318	39,103
Lodging	42,552	13,854	28,698
Retail, entertainment and other	26,758	24,522	2,236
Total revenues	647,634	651,279	(3,645)
Expenses and other costs (b):
Gaming	265,955	315,591	(49,636)
Food and beverage	63,735	30,263	33,472
Lodging	15,451	7,031	8,420
Retail, entertainment and other	14,301	10,451	3,850
Other expenses and other costs	168,243	168,243	—
Total expenses and other costs	527,685	531,579	(3,894)
Operating income	$119,949	$119,700	$249

Net income	$21,766	$21,517	$249
Net income attributable to Pinnacle Entertainment, Inc.	$21,897	$21,648	$249
Net income per common share:
Basic	$0.38	$0.38	$—
Diluted	$0.35	$0.35	$—

(a)
The decrease in gaming revenues is principally attributable to the allocation of portions of the transaction price in gaming contracts to (1) complimentary hospitality and other revenues of $70.7 million, which increased food and beverage; lodging; and retail, entertainment and other, and (2) certain tier benefits, such as the annual gift, of $3.5 million, which was previously included in gaming expenses. These decreases were offset by a net $0.5 million increase in other adjustments.

(b)
The decrease in gaming expenses is principally attributable to (1) the cessation of the Company’s prior accounting practice of including the estimated costs of providing complimentaries in gaming expenses rather than in food and beverage; lodging; and retail, entertainment and other; expenses of $40.7 million, and (2) the allocation of a portion of the transaction price in gaming contracts to certain tier benefits, such as the annual gift, of $3.5 million, which was previously included in gaming expenses.

	For the six months ended June 30, 2018
	As Reported - With Adoption of ASC 606	As Adjusted - Without Adoption of ASC 606	Effect of Accounting Change Increase/(Decrease)

	(in thousands, except per share data)
Revenues (a):
Gaming	$1,005,166	$1,148,095	$(142,929)
Food and beverage	142,088	64,943	77,145
Lodging	80,371	25,287	55,084
Retail, entertainment and other	48,404	44,150	4,254
Total revenues	1,276,029	1,282,475	(6,446)
Expenses and other costs (b):
Gaming	524,718	621,899	(97,181)
Food and beverage	126,459	59,835	66,624
Lodging	29,797	12,871	16,926
Retail, entertainment and other	24,732	17,789	6,943
Other expenses and other costs	335,037	335,037	—
Total expenses and other costs	1,040,743	1,047,431	(6,688)
Operating income	$235,286	$235,044	$242

Net income	$43,560	$43,318	$242
Net income attributable to Pinnacle Entertainment, Inc.	$43,840	$43,598	$242
Net income per common share:
Basic	$0.77	$0.76	$0.01
Diluted	$0.70	$0.70	$—

(a)
The decrease in gaming revenues is attributable to the allocation of portions of the transaction price in gaming contracts to (1) complimentary hospitality and other revenues of $137.6 million, which increased food and beverage; lodging; and retail, entertainment and other, and (2) certain tier benefits, such as the annual gift, of $5.9 million, which was previously included in gaming expenses. These decreases were offset by a net $0.6 million increase in other adjustments.

(b)
The decrease in gaming expenses is principally attributable to (1) the cessation of the Company’s prior accounting practice of including the estimated costs of providing complimentaries in gaming expenses rather than in food and beverage; lodging; and retail, entertainment and other; expenses of $80.5 million, and (2) the allocation of a portion of the transaction price in gaming contracts to certain tier benefits, such as the annual gift, of $5.9 million, which was previously included in gaming expenses.

The line items included in our unaudited Condensed Consolidated Balance Sheet as of June 30, 2018 that were affected by the new revenue standard were “Other accrued liabilities” and “Accumulated deficit,” which both increased by $3.1 million as a result of the re-measurement of the liability associated with the mychoice program.
In February 2016, the FASB issued ASU No. 2016-02, Recognition and Measurement of Leases, which introduced a new standard related to lease recognition, ASC Topic 842, Leases (“ASC 842” or the “new lease standard”). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which clarified and corrected certain elements of the new lease standard, and ASU No. 2018-11, Targeted Improvements to Topic 842, Leases, which introduced a transition option for all entities and an option for lessors to combine lease and non-lease components. Entities may apply a modified retrospective transition approach for leases existing at, or entered into after, either (1) the beginning of the earliest comparative period presented in the financial statements or (2) the date of adoption. If an entity chooses the latter, a cumulative-effect adjustment would be recorded to beginning retained earnings as of the adoption date.
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
The Company currently anticipates adopting the new lease standard during the first quarter 2019 using the modified retrospective approach for leases existing at, or entered into after, January 1, 2019. Operating leases, including the Meadows Lease and our ground leases at certain properties, will be recorded in our unaudited Condensed Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability, which will represent the present value of the lease payments to be made over the lease term. Additionally, as a result of this ASU, the Company will be required to reassess the sale-leaseback accounting treatment of the Master Lease. The Company currently expects to use the package of practical expedients, which does not require the Company to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) whether previously capitalized costs continue to qualify as initial direct costs on expired or existing leases as of the adoption date. Although the full qualitative and quantitative effects of these changes have not yet been determined and are still being analyzed, the adoption of ASC 842 will increase “Total assets” and “Total liabilities” in our unaudited Condensed Consolidated Balance Sheets.
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
In November 2016, the FASB issued No. 2016-18, Statement of Cash Flows: Restricted Cash, which amended the previous accounting standard to require the statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, which was intended to reduce the diversity in practice caused by the lack of specificity in the previous accounting standard regarding the classification and presentation of changes in restricted cash or restricted cash equivalents. We adopted this guidance during the first quarter 2018 using a retrospective transition approach. As a result of adopting this guidance, our net cash used in investing activities for the six months ended June 30, 2017, as presented in our unaudited Condensed Statements of Cash Flows, increased by approximately $0.9 million.
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
Note 3—Master Lease Financing Obligation and Meadows Lease

Master Lease Financing Obligation: Fourteen of our sixteen gaming facilities are subject to a triple-net master lease agreement (the “Master Lease”) with GLPI, which commenced on April 28, 2016. The Master Lease is accounted for as a financing obligation. At lease inception, the financing obligation was determined to be $3.2 billion and was calculated based on the future minimum lease payments discounted at 10.5%. For purposes of calculating the financing obligation, beginning in the third year of the lease, the percentage rent (discussed below) was excluded since the payment is contingent upon the achievement of future financial results. The discount rate represented the estimated incremental borrowing rate over the lease term of 35 years, which included renewal options that were reasonably assured of being exercised, at lease inception. Lease payments determined to be contingent at lease inception, such as the annual escalation of the building base rent (discussed below) and the percentage rent, are expensed as incurred and included in “Interest expense, net,” in our unaudited Condensed Consolidated Statements of Operations.

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
Effective the beginning of May 2018, the building base rent was increased by an annual amount of $5.9 million, which was the result of the annual escalation. The percentage rent for the third and fourth years of the Master Lease, which was effective beginning in May 2018, was finalized in July 2018 and resulted in an annual decrease of $1.1 million. As of June 30, 2018, annual rent under the Master Lease was $387.5 million, which was comprised of the land base rent, the building base rent and the percentage rent, which were $44.1 million, $300.4 million and $43.0 million, respectively.

Total lease payments under the Master Lease were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

	(in millions)
Reduction of financing obligation	$6.2	$12.2	$19.3	$24.0
Percentage rent credit receivable (a)	0.2	—	0.2	—
Interest expense attributable to financing obligation	90.0	82.7	171.3	163.9
Total lease payments under the Master Lease	$96.4	$94.9	$190.8	$187.9

(a)
Prior to the finalization of the reset percentage rent in July 2018, the Company continued to make the monthly lease payment based on the initial percentage rent established at lease inception. Consequently, the lease payment made in August 2018 was reduced by the $0.2 million overpayment from the May and June 2018 lease payments.

Meadows Lease: We own and operate the Meadows’ gaming, entertainment and harness racing business subject to a triple-net lease of its underlying real estate with GLPI (the “Meadows Lease”), which commenced on September 9, 2016. The Meadows Lease provides for a 10-year initial term, including renewal terms at our option, up to a total of 29 years. As of June 30, 2018, annual rent under the Meadows Lease was $25.8 million, payable in monthly installments, and comprised of a base rent of $14.4 million, which is subject to certain adjustments, and a percentage rent of $11.4 million. The base rent is subject to an annual escalation of up to 5% for the initial term or until the lease year in which base rent plus percentage rent is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 1.8:1 during the second year of the lease, 1.9:1 during the third year of the lease and 2.0:1 during the fourth year of the lease and thereafter. The percentage rent is fixed for the first two years and will be adjusted every two years to establish a new fixed amount for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period. According to the terms of the Meadows Lease, the annual escalator of the base rent and the reset of the percentage rent are scheduled to take place in October 2018.

Note 4—Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2018
	Outstanding Principal	Unamortized Discount, Net of Premium, and Debt Issuance Costs	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2021	$162.5	$—	$162.5
Term Loan A Facility due 2021	95.0	(1.7)	93.3
5.625% Notes due 2024	500.0	(6.7)	493.3
Other	0.1	—	0.1
Total long-term debt	$757.6	$(8.4)	$749.2

	December 31, 2017
	Outstanding Principal	Unamortized Discount, Net of Premium, and Debt Issuance Costs	Long-Term Debt, Net

	(in millions)
Senior Secured Credit Facilities:
Revolving Credit Facility due 2021	$169.2	$—	$169.2
Term Loan A Facility due 2021	152.4	(2.2)	150.2
5.625% Notes due 2024	500.0	(7.2)	492.8
Other	0.1	—	0.1
Total long-term debt	$821.7	$(9.4)	$812.3

Senior Secured Credit Facilities: On April 28, 2016, we entered into a credit agreement with certain lenders (the “Credit Agreement”). The Credit Agreement is comprised of (i) a $185.0 million term loan A facility with a maturity of five years (the “Term Loan A Facility”), (ii) a $300.0 million term loan B facility with a maturity of seven years (the “Term Loan B Facility”) and (iii) a $400.0 million revolving credit facility with a maturity of five years (the “Revolving Credit Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “Senior Secured Credit Facilities”). As of June 30, 2018, we had $162.5 million drawn under the Revolving Credit Facility and $9.2 million committed under various letters of credit. The Term Loan B Facility was repaid in full prior to December 31, 2017.

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

The Term Loan A Facility amortizes in equal quarterly amounts equal to a percentage of the original outstanding principal amount at closing as follows: (i) 5% per annum in the first two years, (ii) 7.5% per annum in the third year and (iii) 10% per annum in the fourth and fifth year. The remaining principal amount is payable on April 28, 2021. The voluntary repayments we made during the year ended December 31, 2017 and the six months ended June 30, 2018 have satisfied all quarterly amortization payments that otherwise would have been due prior to maturity. The Revolving Credit Facility is not subject to amortization and any amounts outstanding are due and payable on April 28, 2021.
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
Interest expense, net, was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

	(in millions)
Interest expense from financing obligation (a)	$90.0	$82.7	$171.3	$163.9
Interest expense from debt	11.2	14.0	22.5	27.0
Interest income	—	(0.1)	(0.2)	(0.2)
Capitalized interest	(0.1)	—	(0.1)	—
Interest expense, net	$101.1	$96.6	$193.5	$190.7

(a)	See Note 3, “Master Lease Financing Obligation and Meadows Lease,” for information on total lease payments under the Master Lease.

Note 5—Income Taxes

Our effective tax rate for the three and six months ended June 30, 2018 was (16.2)%, or a benefit of $3.0 million, and (4.4)%, or a benefit of $1.8 million, respectively. For the three and six months ended June 30, 2017, our effective tax rate was 13.4%, or an expense of $1.3 million, and 3.8%, or an expense of $1.0 million, respectively. The Tax Act, which was enacted on December 22, 2017, significantly revised U.S. corporate income tax law by, among other things, reducing the federal corporate income tax rate from 35% to 21% and granting indefinite carry-forward of net operating losses generated on or after January 1, 2018.

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

The rate for the three and six months ended June 30, 2018 included the tax impact of certain discrete items, such as benefits related to share-based compensation and the release of a reserve of an uncertain tax position. The rate for the three and six months ended June 30, 2017 included the tax impact of certain discrete items, such as changes in the tax status of certain of our legal entities. In general, our effective tax rate may differ from the expected federal statutory tax rate due to the effect of permanent items, utilization of general business credits, changes in valuation allowances, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and reserves for unrecognized tax benefits.

Note 6—Employee Benefit Plans
Share-based Compensation: Our 2016 Equity and Performance Incentive Plan (the “2016 Plan”), which was approved and adopted in April 2016, allows us to grant options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock unit awards and dividend equivalents to directors, employees, consultants and/or advisors of the Company. As of June 30, 2018, we had 7.2 million share-based payment awards outstanding, including stock options, restricted stock units and restricted stock. The 2016 Plan had 4.3 million share-based payment awards available for grant as of June 30, 2018.
The Company estimates the number of awards that are expected to vest as opposed to accounting for forfeitures as they occur. We recorded share-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

	(in millions)
Share-based compensation expense	$4.8	$4.3	$8.8	$6.7

Stock options: The following table summarizes information related to our stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding as of January 1, 2018	5,026,722	$6.53
Exercised	(815,639)	$4.31
Options outstanding as of June 30, 2018	4,211,083	$6.96
Options exercisable as of June 30, 2018	3,301,462	$5.90
Expected to vest as of June 30, 2018	730,190	$10.88

The unamortized compensation costs not yet expensed related to stock options totaled $2.8 million as of June 30, 2018. The weighted average period over which the costs are expected to be recognized is 1.1 years. The aggregate amount of cash we received from the exercise of stock options was $0.8 million and $2.5 million for the six months ended June 30, 2018, and 2017, respectively. The associated shares were newly-issued common stock.

Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2018	1,524,529	$13.61
Granted	294,600	$32.86
Vested	(478,738)	$13.87
Canceled or forfeited	(15,264)	$18.57
Non-vested as of June 30, 2018	1,325,127	$17.74

The unamortized compensation costs not yet expensed related to non-vested restricted stock units totaled $20.6 million as of June 30, 2018. The weighted average period over which the costs are expected to be recognized is 1.4 years.

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

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2018	1,042,662	$18.77
Granted	426,940	$32.94
Vested	(109,241)	$19.22
Non-vested as of June 30, 2018	1,360,361	$23.18

The unamortized compensation costs not yet expensed related to restricted stock totaled $18.5 million as of June 30, 2018. The weighted average period over which the costs are expected to be recognized is 1.4 years.

Note 7—Write-downs, Reserves and Recoveries, Net

Write-downs, reserves and recoveries, net consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

	(in millions)
Loss on disposals of long-lived assets, net	$2.1	$4.4	$3.9	$4.8
Impairment of held-to-maturity securities	—	3.8	—	3.8
Other	0.5	(0.3)	1.1	(0.1)
Write-downs, reserves and recoveries, net	$2.6	$7.9	$5.0	$8.5

Loss on disposals of long-lived assets, net: During the three and six months ended June 30, 2018 and 2017, we recorded net losses related primarily to disposals of building improvements and furniture, fixtures and equipment at the properties in the normal course of business.

Impairment of held-to-maturity securities: During the three and six months ended June 30, 2017, as a result of the lack of legislative progress and on-going negative operating results at Retama Park Racetrack, we recorded an other-than-temporary impairment on our local government corporation bonds issued by Retama Development Corporation (“RDC”), a local government corporation of the City of Selma, Texas. For further information, see Note 8, “Investments.”

Note 8—Investments

Retama Park Racetrack: We hold 75.5% of the equity of Pinnacle Retama Partners, LLC (“PRP”), which owns the racing license of Retama Park Racetrack located outside of San Antonio, Texas. We consolidate the accounts of PRP in our unaudited Condensed Consolidated Financial Statements. We also manage Retama Park Racetrack under a management contract with RDC.

As of both June 30, 2018 and December 31, 2017, PRP held $16.9 million in promissory notes issued by RDC and $7.5 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and local government corporation bonds, which are included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets, have long-term contractual maturities and are collateralized by the assets of the Retama Park Racetrack. As noted in Note 7, “Write-downs, reserves and recoveries, net,” during the three and six months ended June 30, 2017, we recorded an other-than-temporary impairment on the local government corporation bonds in the amount of $3.8 million.

The contractual terms of the promissory notes include interest payments due at maturity; however, we have not recorded accrued interest because uncertainty exists as to RDC’s ability to make the interest payments. We have the positive intent and ability to hold the local government corporation bonds to maturity and until the amortized cost basis is recovered.

Note 9—Commitments and Contingencies

Self-Insurance: We are self-insured up to certain limits for costs associated with general liability, workers’ compensation, and employee health coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. As of June 30, 2018 and December 31, 2017, we had total self-insurance accruals of $23.5 million and $23.3 million, respectively, which are included in “Total current liabilities” in our unaudited Condensed Consolidated Balance Sheets.
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
We use Adjusted EBITDAR (as defined below) for each reportable segment to compare operating results and allocate resources. The following table highlights our total revenues and Adjusted EBITDAR for each reportable segment for the three and six months ended June 30, 2018 and 2017. In addition, the following table includes a reconciliation of net income, which is determined in accordance with GAAP, to Consolidated Adjusted EBITDAR (as defined below), which is a non-GAAP financial measure. For disaggregated revenue information by reportable segment, see Note 1, “Organization and Summary of Significant Accounting Policies.”

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

	(in millions)
Revenues:
Midwest segment (a)	$392.9	$389.7	$770.4	$780.0
South segment (a)	190.9	201.8	381.0	394.3
West segment (a)	62.5	60.8	122.2	116.7
	646.3	652.3	1,273.6	1,291.0
Corporate and other (b)	1.3	1.3	2.4	2.6
Total revenues	$647.6	$653.6	$1,276.0	$1,293.6

Adjusted EBITDAR (c):
Midwest segment (a)	$114.4	$109.1	$224.3	$222.1
South segment (a)	61.3	67.8	124.9	129.5
West segment (a)	24.9	23.6	48.0	44.1
	200.6	200.5	397.2	395.7
Corporate expenses and other (b)	(18.7)	(19.8)	(37.6)	(40.1)
Consolidated Adjusted EBITDAR (c)	$181.9	$180.7	$359.6	$355.6

Net income	$21.8	$8.4	$43.5	$25.6
Rent expense under the Meadows Lease	4.2	4.1	8.3	8.2
Depreciation and amortization	49.6	56.2	99.7	112.2
Pre-opening, development and other costs	0.7	1.8	2.5	2.6
Non-cash share-based compensation expense	4.8	4.3	8.8	6.7
Write-downs, reserves and recoveries, net	2.6	7.9	5.0	8.5
Interest expense, net	101.1	96.6	193.5	190.7
Loss from equity method investment	0.1	0.1	0.1	0.1
Income tax expense (benefit)	(3.0)	1.3	(1.8)	1.0
Consolidated Adjusted EBITDAR (c)	$181.9	$180.7	$359.6	$355.6

	For the six months ended June 30,
	2018	2017

	(in millions)
Capital expenditures:
Midwest segment (a)	$27.4	$21.6
South segment (a)	6.6	10.2
West segment (a)	3.0	2.1
Corporate and other, including development projects	2.6	4.8
	$39.6	$38.7

(a)	See Note 1, “Organization and Summary of Significant Accounting Policies,” for listing of properties included in each segment.

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

(c)
Consolidated Adjusted EBITDAR is a non-GAAP financial measure. We define Consolidated Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDAR for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations and discontinued operations. We use Adjusted EBITDAR for each reportable segment to compare operating results among our businesses and between accounting periods. Consolidated Adjusted EBITDAR and Adjusted EBITDAR have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDAR and Adjusted EBITDAR are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, Consolidated Adjusted EBITDAR approximates the measures used in the debt covenants within the Company’s debt agreements. Consolidated Adjusted EBITDAR and Adjusted EBITDAR do not include depreciation or interest expense and, therefore, do not reflect current or future capital expenditures or the cost of capital. Consolidated Adjusted EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDAR and Adjusted EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

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

All of our gaming, hospitality and entertainment businesses include gaming, food and beverage, and retail facilities, and most include hotel and resort amenities. Our operating results are highly dependent on the volume of guests at our businesses, which, in turn, affects the prices we can charge for hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with guests wagering with cash or paying for hospitality or entertainment services with cash or credit cards. Our businesses generate significant operating cash flow. Our industry is capital-intensive and we rely on the ability of our businesses to generate operating cash flow to satisfy our obligations under the Master Lease and the Meadows Lease, pay interest, repay debt, and fund maintenance capital expenditures.

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

Completion of the Proposed Company Sale is subject to certain conditions, many of which are beyond our control, including, among others: (1) the absence of any injunction, restraining order or other orders or laws prohibiting the consummation of the Proposed Company Sale; (2) the expiration or termination of any waiting period applicable to the Proposed Company Sale under the Hart-Scott-Rodino Antitrust Improvement Acts of 1976, as amended; (3) the receipt of the remaining required regulatory approvals in a timely manner (including receipt of necessary approvals from gaming regulatory authorities); (4) the registration of the shares of Penn National to be issued to stockholders of Pinnacle; and (5) the listing of the shares of Penn National on The NASDAQ Stock Market LLC. The obligation of each party to consummate the Proposed Company Sale is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligations under the Penn National Merger Agreement. Subject to the satisfaction or waiver of the closing conditions, the Proposed Company Sale is expected to close early in the fourth quarter 2018. If the Proposed Company Sale is completed, we estimate that Pinnacle stockholders will hold approximately 22% of the combined company’s outstanding shares.

If the Proposed Company Sale is not consummated on or before October 31, 2018, subject to certain limited extensions (including pursuant to Penn National’s election to extend under certain circumstances) provided in the Penn National Merger Agreement, either party may terminate the Penn National Merger Agreement. Consummation of the Proposed Company Sale is not subject to a financing condition.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and six months ended June 30, 2018 and 2017. As discussed in Note 10, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDAR (as defined below). Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. The following table highlights our total revenues and Adjusted EBITDAR for each segment. In addition, the following table includes a reconciliation of net income, which is determined in accordance with generally accepted accounting principles in the United States (“GAAP”), to Consolidated Adjusted EBITDAR and Consolidated Adjusted EBITDAR, net of Lease Payments (as such terms are defined below), which are non-GAAP financial measures.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

	(in millions)
Revenues:
Midwest segment (a)	$392.9	$389.7	$770.4	$780.0
South segment (a)	190.9	201.8	381.0	394.3
West segment (a)	62.5	60.8	122.2	116.7
	646.3	652.3	1,273.6	1,291.0
Corporate and other (b)	1.3	1.3	2.4	2.6
Total revenues	$647.6	$653.6	$1,276.0	$1,293.6

Adjusted EBITDAR (c):
Midwest segment (a)	$114.4	$109.1	$224.3	$222.1
South segment (a)	61.3	67.8	124.9	129.5
West segment (a)	24.9	23.6	48.0	44.1
	200.6	200.5	397.2	395.7
Corporate expenses and other (b)	(18.7)	(19.8)	(37.6)	(40.1)
Consolidated Adjusted EBITDAR (c)	181.9	180.7	359.6	355.6
Lease Payments (d)	(102.9)	(101.3)	(203.7)	(200.6)
Consolidated Adjusted EBITDA, net of Lease Payments (d)	$79.0	$79.4	$155.9	$155.0

Net income	$21.8	$8.4	$43.5	$25.6
Rent expense under the Meadows Lease	4.2	4.1	8.3	8.2
Depreciation and amortization	49.6	56.2	99.7	112.2
Pre-opening, development and other costs	0.7	1.8	2.5	2.6
Non-cash share-based compensation expense	4.8	4.3	8.8	6.7
Write-downs, reserves and recoveries, net	2.6	7.9	5.0	8.5
Interest expense, net	101.1	96.6	193.5	190.7
Loss from equity method investment	0.1	0.1	0.1	0.1
Income tax expense (benefit)	(3.0)	1.3	(1.8)	1.0
Consolidated Adjusted EBITDAR (b)	181.9	180.7	359.6	355.6
Lease Payments (d)	(102.9)	(101.3)	(203.7)	(200.6)
Consolidated Adjusted EBITDA, net of Lease Payments (d)	$79.0	$79.4	$155.9	$155.0

Net income margin	3.4%	1.3%	3.4%	2.0%
Consolidated Adjusted EBITDAR margin	28.1%	27.6%	28.2%	27.5%

(a)	See “Executive Summary” above for listing of properties included in each segment.

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

(c)
Consolidated Adjusted EBITDAR and Consolidated Adjusted EBITDAR margin are non-GAAP financial measures. We define Consolidated Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDAR for each reportable segment as earnings before interest income and expense, income taxes, depreciation, amortization, rent expense associated with the Meadows Lease, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations and discontinued operations. We define Consolidated Adjusted EBITDAR margin as Consolidated Adjusted EBITDAR divided by revenues on a consolidated basis. We define Adjusted EBITDAR margin as Adjusted EBITDAR for the segment divided by segment revenues. We use Adjusted EBITDAR for each segment to compare operating results among our businesses and between accounting periods. Consolidated Adjusted EBITDAR and Adjusted EBITDAR have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDAR, Consolidated Adjusted EBITDAR margin and Adjusted EBITDAR are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, Consolidated Adjusted EBITDAR approximates the measures used in the debt covenants within the Company’s debt agreements. Consolidated Adjusted EBITDAR and Adjusted EBITDAR do not include depreciation or interest expense and, therefore, do not reflect current or future capital expenditures or the cost of capital. Consolidated Adjusted EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Consolidated Adjusted EBITDAR and Adjusted EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

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

Consolidated Overview

Total revenues for the three and six months ended June 30, 2018 were $647.6 million and $1.3 billion, respectively, representing year-over-year decreases of $6.0 million, or 0.9%, and $17.6 million or 1.4%, respectively. For the three and six months ended June 30, 2018, net income was $21.8 million and $43.5 million, respectively, representing year-over-year increases of $13.4 million, or 159.5%, and $17.9 million or 69.9%, respectively. Consolidated Adjusted EBITDAR was $181.9 million, an increase of $1.2 million, or 0.7%, year over year, for the three months ended June 30, 2018 and was $359.6 million, an increase of $4.0 million or 1.1% year over year, for the six months ended June 30, 2018. For the three and six months ended June 30, 2018, net income margin was 3.4% in both periods and Consolidated Adjusted EBITDAR margin was 28.1% and 28.2%, respectively.

During the first quarter 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using a modified retrospective approach as of the date of initial application, which was January 1, 2018. Under the modified retrospective approach, the prior periods were not recast to reflect the impact of ASC 606. The adoption of ASC 606 had the effect of decreasing our total revenues for the three and six months ended June 30, 2018 by $3.6 million and $6.4 million, respectively, and increasing both our net income and Consolidated Adjusted EBITDAR by $0.2 million for both the three and six months ended June 30, 2018. Therefore, principally as a result of the reduction in total revenues, the adoption of ASC 606 increased our Consolidated Adjusted EBITDAR margin by 20 basis points for both the three and six months ended June 30, 2018, increased our net income margin by 10 basis points for the three months ended June 30, 2018, and had minimal impact on our net income margin for the six months ended June 30, 2018.
For the three months ended June 30, 2018, total revenues, net income and Consolidated Adjusted EBITDAR were positively impacted by the operating performances of Ameristar East Chicago, Ameristar Kansas City, Belterra Resort and Ameristar Black Hawk, and were negatively impacted by the operating performances of River City, L’Auberge Baton Rouge and L’Auberge Lake Charles. For the six months ended June 30, 2018, total revenues, net income and Adjusted EBITDAR were negatively impacted by adverse winter weather conditions during the first quarter 2018, principally in our Midwest segment at River City, Ameristar East Chicago, Ameristar Kansas City, Ameristar Council Bluffs and Meadows, where visitation was impeded. In addition, Belterra Park and Belterra Resort both experienced closures and incurred clean-up costs as a result of flooding of the Ohio River. The operating performances of L’Auberge Lake Charles; which experienced strong table games hold during the first quarter 2018, as compared to the prior-year period; Ameristar Black Hawk; and the Jackpot Properties; partially offset the negative impacts of the adverse winter weather conditions and the flooding of the Ohio River. Continued management focus on achieving operational efficiencies helped contribute to an increase in Adjusted EBITDAR margin for the three and six months ended June 30, 2018, as compared to the prior-year periods.
Total revenues for the three and six months ended June 30, 2017 were $653.6 million and $1.3 billion, respectively. For the three and six months ended June 30, 2017, net income was $8.4 million and $25.6 million, respectively. For the three and six months ended June 30, 2017, total revenues, net income and Consolidated Adjusted EBITDAR were positively impacted by the operating performances of L’Auberge Baton Rouge, L’Auberge Lake Charles, Belterra Park, Belterra Resort, River City and Ameristar Black Hawk, and were negatively impacted by lost business volume at Ameristar Kansas City due to road construction surrounding the facility and lower gaming and hospitality volume at Ameristar Vicksburg due, in part, to a city-wide water outage in May 2017. Additionally, total revenues, net income and Consolidated Adjusted EBITDAR for the six months ended June 30, 2017, were adversely impacted by a $3.2 million out-of-period adjustment at Ameristar Kansas City.

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

The Company also generates hospitality revenues, which consist of food and beverage, lodging, retail and entertainment revenues. Hospitality revenues may be sold or provided to customers on a complimentary basis in order to induce contemporaneous and future gaming-related activities. Regardless of whether such goods and/or services are sold or provided on a complimentary basis, hospitality revenues are recorded at the respective standalone selling prices (“SSP”) of such goods and/or services provided. Upon adoption of ASC 606 on January 1, 2018, complimentary revenues are presented as either food and beverage revenues; lodging revenues; or retail, entertainment and other revenues; as appropriate, with a corresponding decrease in gaming revenues. Prior to the adoption of ASC 606, complimentary revenues were excluded from total revenues and had no impact on gaming revenues. Accordingly, the year-over-year comparability of gaming revenues; food and beverage revenues; lodging revenues; and retail, entertainment and other revenues; was impacted as a result of adopting ASC 606 using the modified retrospective approach. Complimentary hospitality and other revenues were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

	(in millions)
Food and beverage	$39.1	$36.0	$77.2	$71.1
Lodging (a)	28.7	16.2	55.1	31.3
Retail, entertainment and other	2.9	4.3	5.3	8.3
Total complimentaries	$70.7	$56.5	$137.6	$110.7

(a)
The adoption of ASC 606 also impacted the measurement of complimentary lodging revenues since such complimentaries are required to be recorded at the SSP, which increased the three and six months ended June 30, 2018 amounts by $12.9 million and $24.5 million, respectively.

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

We accrue a performance obligation liability associated with the mychoice program, which includes the estimated SSP of (1) reward credits and (2) certain tier benefits that are earned by our guests. Estimates and assumptions are made regarding SSP of the goods and services redeemable for reward credits, breakage rates, and the mix of goods and services guests choose. Changes in estimates or guest redemption habits could produce different results, which would principally impact the recorded balance of the performance obligation liability and the amount of gaming revenues recorded during the period in which such reward credits are earned. As of June 30, 2018 and December 31, 2017, we had accrued $24.3 million and $21.0 million, respectively, for the performance obligation liability associated with the mychoice program. The increase relates principally to the adoption of ASC 606.

Segment comparison of the three and six months ended June 30, 2018 and 2017

Midwest Segment

	For the three months ended June 30,		Change	For the six months ended June 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017

	(in millions, except margin)
Revenues (a):
Gaming	$321.8	$349.5		$635.4	$702.5
Food and beverage	38.0	19.4		74.6	39.2
Lodging	17.3	5.4		32.6	10.1
Retail, entertainment and other	15.8	15.4		27.8	28.2
Total revenues	$392.9	$389.7	0.8%	$770.4	$780.0	(1.2)%
Operating income	$79.2	$70.2	12.8%	$153.5	$146.7	4.6%
Adjusted EBITDAR	$114.4	$109.1	4.9%	$224.3	$222.1	1.0%
Adjusted EBITDAR margin	29.1%	28.0%	110 bps	29.1%	28.5%	60 bps

(a)
As noted above, the adoption of ASC 606 using the modified retrospective transition approach principally impacted the year-over-year comparability of gaming revenues; food and beverage revenues; lodging revenues; and retail, entertainment and other revenues; but had minimal impact on total revenues (see below).

In the Midwest segment, total revenues increased by $3.2 million, or 0.8%, and decreased by $9.6 million, or 1.2%, respectively, year over year, for the three and six months ended June 30, 2018. Operating income increased by $9.0 million, or 12.8%, and $6.8 million, or 4.6%, respectively, year over year, for the three and six months ended June 30, 2018. Adjusted EBITDAR increased by $5.3 million, or 4.9%, and $2.2 million, or 1.0%, year over year, for the three and six months ended June 30, 2018. Adjusted EBITDAR margin increased year over year by 110 and 60 basis points, respectively, for the three and six months ended June 30, 2018.

The adoption of ASC 606 had the effect of reducing our Midwest segment total revenues for the three and six months ended June 30, 2018 by $2.0 million and $3.6 million, respectively, as compared to the prior-year periods, which increased Adjusted EBITDAR margin by 10 basis points for both periods since Adjusted EBITDAR was not significantly impacted. Midwest segment operating income was not significantly impacted by the adoption of ASC 606.

For the three months ended June 30, 2018, the Midwest segment total revenues, operating income and Adjusted EBITDAR were positively impacted by the operating performances of Ameristar East Chicago, Ameristar Kansas City and Belterra Resort. In May 2018, Ameristar East Chicago completed a gaming floor remodel and expansion for high-limit players, which contributed to the improved operating results. For the six months ended June 30, 2018, the Midwest segment total revenues, operating income and Adjusted EBITDAR were negatively impacted by adverse winter weather conditions throughout the region, particularly at River City, Ameristar East Chicago, Ameristar Kansas City, Ameristar Council Bluffs and Meadows, where visitation was impeded. In addition, Belterra Park and Belterra Resort both experienced closures and incurred clean-up costs as a result of flooding of the Ohio River. Continued management focus on achieving operational efficiencies helped contribute to an increase in Adjusted EBITDAR margin for the three and six months ended June 30, 2018, as compared to the prior-year periods.
For the three and six months ended June 30, 2017, the Midwest segment total revenues, operating income and Adjusted EBITDAR benefited from strong operating performances at Belterra Park, where gaming and hospitality volumes continued to ramp up and additional cost efficiencies were realized; Belterra Resort, where modest growth in gaming revenues and an emphasis on cash hospitality revenue streams, resulted in Adjusted EBITDAR growth; and River City, where Asian table games drop increased and hospitality revenue increased, in part, from the ramp up of new food and beverage outlets. In June 2017, a gaming floor expansion was completed at Ameristar Council Bluffs, which increased casino square footage and the number of slot machines. The Midwest segment operating results for the three and six months ended June 30, 2017 were negatively impacted by lost business volume at Ameristar Kansas City due to road construction surrounding the facility. Additionally, the Midwest segment total revenues, operating income and Adjusted EBITDAR for the six months June 30, 2017, were adversely impacted by a $3.2 million out-of-period adjustment at Ameristar Kansas City.

South Segment

	For the three months ended June 30,		Change	For the six months ended June 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017

	(in millions, except margin)
Revenues (a):
Gaming	$141.7	$181.7		$287.0	$356.0
Food and beverage	26.1	10.3		51.0	19.8
Lodging	16.4	4.8		30.5	9.2
Retail, entertainment and other	6.7	5.0		12.5	9.3
Total revenues	$190.9	$201.8	(5.4)%	$381.0	$394.3	(3.4)%
Operating income	$45.5	$48.8	(6.8)%	$93.9	$92.5	1.5%
Adjusted EBITDAR	$61.3	$67.8	(9.6)%	$124.9	$129.5	(3.6)%
Adjusted EBITDAR margin	32.1%	33.6%	(150) bps	32.8%	32.8%	—

(a)
As noted above, the adoption of ASC 606 using the modified retrospective transition approach principally impacted the year-over-year comparability of gaming revenues; food and beverage revenues; lodging revenues; and retail, entertainment and other revenues; but had minimal impact on total revenues (see below).

In the South segment, total revenues decreased by $10.9 million, or 5.4%, and $13.3 million, or 3.4%, respectively, year over year, for the three and six months ended June 30, 2018. Operating income decreased by $3.3 million, or 6.8%, and increased by $1.4 million, or 1.5%, respectively, year over year, for the three and six months ended June 30, 2018. Adjusted EBITDAR decreased by $6.5 million, or 9.6%, and $4.6 million, or 3.6%, year over year, for the three and six months ended June 30, 2018. Adjusted EBITDAR margin decreased year over year by 150 basis points for the three months ended June 30, 2018 and remained unchanged for the six months ended June 30, 2018.

The adoption of ASC 606 had the effect of reducing our South segment total revenues for the three and six months ended June 30, 2018 by $1.3 million and $2.3 million, respectively, as compared to the prior-year periods, which increased Adjusted EBITDAR margin by 20 basis points for both periods since Adjusted EBITDAR was not significantly impacted. South segment operating income was not significantly impacted by the adoption of ASC 606.

For the three months ended June 30, 2018, the South segment total revenues, operating income and Adjusted EBITDAR were negatively impacted by the operating performances of L’Auberge Baton Rouge, where the prior-year period was particularly strong due to elevated economic activity in the greater Baton Rouge area from flood-related recovery efforts, and L’Auberge Lake Charles, where an increase in slot handle was unable to completely offset a decrease in table games drop. For the six months ended June 30, 2018, the South segment total revenues, operating income and Adjusted EBITDAR were negatively impacted by the operating performance of L’Auberge Baton Rouge, where the prior-year period was particularly strong, offset by the operating performance of L’Auberge Lake Charles, which experienced strong table games hold during the first quarter 2018, as compared to the prior-year period. Lastly, the operating performance of L’Auberge Baton Rouge for the three and six months ended June 30, 2018 reflect the initial negative impact of the smoking ban in Baton Rouge, which went into effect on June 1, 2018.

For the three and six months ended June 30, 2017, the South segment total revenues, operating income and Adjusted EBITDAR benefited from strong operating performance at L’Auberge Baton Rouge. L’Auberge Lake Charles benefited from strong slots and table games volume as well as increased marketing efficiencies. Partially offsetting these strong performances was Ameristar Vicksburg, which experienced lower gaming and hospitality volume during the three months ended June 30, 2017, partially due to a city-wide water outage in May 2017.

West Segment

	For the three months ended June 30,		Change	For the six months ended June 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017

	(in millions, except margin)
Revenues (a):
Gaming	$42.4	$50.8		$82.8	$97.6
Food and beverage	8.2	4.1		16.3	7.9
Lodging	8.8	3.2		17.2	6.2
Retail, entertainment and other	3.1	2.7		5.9	5.0
Total revenues	$62.5	$60.8	2.8%	$122.2	$116.7	4.7%
Operating income	$20.0	$17.6	13.6%	$38.2	$32.9	16.1%
Adjusted EBITDAR	$24.9	$23.6	5.5%	$48.0	$44.1	8.8%
Adjusted EBITDAR margin	39.8%	38.8%	100 bps	39.3%	37.8%	150 bps

(a)
As noted above, the adoption of ASC 606 using the modified retrospective transition approach principally impacted the year-over-year comparability of gaming revenues; food and beverage revenues; lodging revenues; and retail, entertainment and other revenues; but had minimal impact on total revenues (see below).

In the West segment, total revenues increased by $1.7 million, or 2.8%, and $5.5 million, or 4.7%, respectively, year over year, for the three and six months ended June 30, 2018. Operating income increased by $2.4 million, or 13.6%, and $5.3 million, or 16.1%, respectively, year over year, for the three and six months ended June 30, 2018. Adjusted EBITDAR increased by $1.3 million, or 5.5%, and $3.9 million, or 8.8%, year over year, for the three and six months ended June 30, 2018. Adjusted EBITDAR margin increased year over year by 100 and 150 basis points, respectively, for the three and six months ended June 30, 2018.

The adoption of ASC 606 had the effect of reducing our West segment total revenues for the three and six months ended June 30, 2018 by $0.3 million and $0.5 million, respectively, as compared to the prior-year periods, which increased Adjusted EBITDAR margin by 20 basis points for both periods since Adjusted EBITDAR was not significantly impacted. West segment operating income was not significantly impacted by the adoption of ASC 606.

For the three and six months ended June 30, 2018, the West segment operating results were positively impacted by strong performances at Ameristar Black Hawk, which continues to experience growth in total revenues and Adjusted EBITDAR, and the Jackpot Properties. Operational efficiencies at Ameristar Black Hawk and the Jackpot Properties led to increases in operating income and Adjusted EBITDAR margin expansion for the three and six months ended June 30, 2018.

For the three and six months ended June 30, 2017, the West segment operating results were positively impacted by strong performance at Ameristar Black Hawk, which experienced increases in total revenues and Adjusted EBITDAR as well as operational efficiencies. The performance at the Jackpot Properties was strong during the three months ended June 30, 2017, but the six months ended June 30, 2017 were negatively impacted by adverse weather conditions, which decreased guest visitation during the first quarter 2017.

Other factors affecting net income
The following is a description of the other benefits (costs) affecting net income for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		Change	For the six months ended June 30,		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017

	(in millions)			(in millions)
Other benefits (costs):
Corporate expenses and other	$(18.7)	$(19.8)	(5.6)%	$(37.6)	$(40.1)	(6.2)%
Rent expense under the Meadows Lease	$(4.2)	$(4.1)	2.4%	$(8.3)	$(8.2)	1.2%
Depreciation and amortization	$(49.6)	$(56.2)	(11.7)%	$(99.7)	$(112.2)	(11.1)%
Pre-opening, development and other costs	$(0.7)	$(1.8)	(61.1)%	$(2.5)	$(2.6)	(3.8)%
Share-based compensation expense	$(4.8)	$(4.3)	11.6%	$(8.8)	$(6.7)	31.3%
Write-downs, reserves and recoveries, net	$(2.6)	$(7.9)	(67.1)%	$(5.0)	$(8.5)	(41.2)%
Interest expense, net	$(101.1)	$(96.6)	4.7%	$(193.5)	$(190.7)	1.5%
Loss from equity method investment	$(0.1)	$(0.1)	—%	$(0.1)	$(0.1)	—%
Income tax benefit (expense)	$3.0	$(1.3)	NM	$1.8	$(1.0)	NM
NM - Not Meaningful

Corporate expenses and other is principally comprised of corporate overhead expenses, HPT and the management of Retama Park Racetrack. For the three and six months ended June 30, 2018, corporate expenses and other decreased year over year by $1.1 million and $2.5 million, respectively, which is the result of lower compensation and other costs.

Rent expense under the Meadows Lease increased for the three and six months ended June 30, 2018, as compared to the prior-year periods, due to the annual escalator of the base rent that went into effect in October 2017.

Depreciation and amortization decreased for the three and six months ended June 30, 2018, as compared to the prior-year periods, as a result of the timing of assets becoming fully depreciated and the accelerated method of amortization on player relationships.

Pre-opening, development and other costs for the three and six months ended June 30, 2018 and 2017, consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

	(in millions)
Proposed Company Sale costs (a)	$0.6	$0.8	$2.4	$0.9
Other	0.1	1.0	0.1	1.7
Total pre-opening, development and other costs	$0.7	$1.8	$2.5	$2.6

(a)	Amounts comprised principally of legal, advisory, and other costs associated with the respective transactions.

Share-based compensation expense increased for the three and six months ended June 30, 2018, as compared to the prior-year periods, principally as a result of share-based payment awards granted during the six months ended June 30, 2018.

Write-downs, reserves and recoveries, net consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

	(in millions)
Loss on disposals of long-lived assets, net	$2.1	$4.4	$3.9	$4.8
Impairment of held-to-maturity securities	—	3.8	—	3.8
Other	0.5	(0.3)	1.1	(0.1)
Write-downs, reserves and recoveries, net	$2.6	$7.9	$5.0	$8.5

Loss on disposals of long-lived assets, net: During the three and six months ended June 30, 2018 and 2017, we recorded net losses related primarily to disposals of building improvements and furniture, fixtures and equipment at the properties in the normal course of business.

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

Interest expense, net, consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

	(in millions)
Interest expense from financing obligation (a)	$90.0	$82.7	$171.3	$163.9
Interest expense from debt	11.2	14.0	22.5	27.0
Interest income	—	(0.1)	(0.2)	(0.2)
Capitalized interest	(0.1)	—	(0.1)	—
Interest expense, net	$101.1	$96.6	$193.5	$190.7

(a)	Total lease payments under the Master Lease for the three and six months ended June 30, 2018 and 2017 were $96.4 million, $190.8 million, $94.9 million, and $187.9 million, respectively.

For the three and six months ended June 30, 2018, interest expense, net, increased as compared to the prior-year periods due principally to the percentage rent under the Master Lease, which reset to a new fixed amount for the third and fourth years of the lease beginning in May 2018. Percentage rent beyond the initial, fixed two-year period at lease inception was considered contingent rent and, as such, is expensed as incurred. See “Liquidity and Capital Resources” below for further discussion of the percentage rent. The increases attributable to the percentage rent were partially offset by decreases caused by a reduction in debt outstanding under our Senior Secured Credit Facilities (as defined in “Liquidity and Capital Resources” below).
Income tax benefit (expense) effective tax rate for the three and six months ended June 30, 2018 was (16.2)%, or a benefit of $3.0 million, and (4.4)%, or a benefit of $1.8 million, respectively. For the three and six months ended June 30, 2017, our effective tax rate was 13.4%, or an expense of $1.3 million, and 3.8%, or an expense of $1.0 million, respectively. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, significantly revised U.S. corporate income tax law by, among other things, reducing the federal corporate income tax rate from 35% to 21% and granting indefinite carry-forward of net operating losses generated on or after January 1, 2018.
The rate for the three and six months ended June 30, 2018 included the tax impact of certain discrete items, such as benefits related to share-based compensation and the release of a reserve of an uncertain tax position. The rate for the three and six months ended June 30, 2017 included the tax impact of certain discrete items, such as changes in the tax status of certain of our legal entities. In general, our effective tax rate may differ from the expected federal statutory tax rate due to the effect of permanent items, utilization of general business credits, changes in valuation allowances, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and reserves for unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income (loss) due to large non-cash charges such as impairments to goodwill and other intangible assets and depreciation. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of development projects, and our compliance with covenants contained under our debt agreements. As of June 30, 2018, we held $148.6 million of cash and cash equivalents. As of June 30, 2018, we had $162.5 million drawn on our $400.0 million Revolving Credit Facility (as defined below) and $9.2 million committed under various letters of credit.

	For the six months ended June 30,		Change
	2018	2017	2018 vs. 2017

	(in millions)
Net cash provided by operating activities	$99.0	$91.0	8.8%
Net cash used in investing activities	$(40.6)	$(39.9)	1.8%
Net cash used in financing activities	$(94.2)	$(78.0)	20.8%
Operating Cash Flow
Our net cash provided by operating activities for the six months ended June 30, 2018, as compared to the prior-year period, increased due primarily to continued management focus on achieving operational efficiencies and the timing of payments and receipts of working capital items, offset by an increase in cash paid for interest, net of amounts capitalized, which is principally due to the percentage rent under the Master Lease that reset beginning in May 2018.
Investing Cash Flow

The following is a summary of our capital expenditures by segment:

	For the six months ended June 30,
	2018	2017

	(in millions)
Midwest segment	$27.4	$21.6
South segment	6.6	10.2
West segment	3.0	2.1
Corporate and other, including development projects	2.6	4.8
Total capital expenditures	$39.6	$38.7
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
Effective the beginning of May 2018, the building base rent was increased by an annual amount of $5.9 million, which was the result of the annual escalation. The percentage rent for the third and fourth years of the Master Lease, which was effective beginning in May 2018, was finalized in July 2018 and resulted in an annual decrease of $1.1 million. As of June 30, 2018, annual rent under the Master Lease was $387.5 million, which was comprised of the land base rent, the building base rent and the percentage rent, which were $44.1 million, $300.4 million and $43.0 million, respectively.
During the six months ended June 30, 2018 and 2017, the Company made principal payments on the Master Lease financing obligation of $19.3 million and $24.0 million, respectively.

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

As of June 30, 2018, we had $162.5 million drawn under the Revolving Credit Facility, $95.0 million of loans outstanding under the Term Loan A Facility and $9.2 million committed under various letters of credit. During the six months ended June 30, 2018, we repaid $64.2 million of loans under the Senior Secured Credit Facilities, net of borrowings, which was accomplished principally with cash flows from operations. The Term Loan B Facility was repaid in full prior to December 31, 2017.

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

The Term Loan A Facility amortizes in equal quarterly amounts equal to a percentage of the original outstanding principal amount at closing as follows: (i) 5% per annum in the first two years, (ii) 7.5% per annum in the third year and (iii) 10% per annum in the fourth and fifth year. The remaining principal amount is payable on April 28, 2021. The voluntary repayments we made during the year ended December 31, 2017 and the six months ended June 30, 2018 have satisfied all quarterly amortization payments that otherwise would have been due prior to maturity. The Revolving Credit Facility is not subject to amortization and any amounts outstanding are due and payable on April 28, 2021.

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

As of June 30, 2018, we were in compliance with the financial covenant ratios under the Senior Secured Credit Facilities and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
There were no material changes during the three months ended June 30, 2018 to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
With the exception of the adoption of ASC 606 on January 1, 2018, there have not been any newly identified or material changes to our critical accounting policies and estimates, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 1, “Organization and Summary of Significant Accounting Policies” and Note 2, “Recently Issued Accounting Pronouncements,” for further information regarding our updated revenue recognition and guest loyalty program accounting policies, including estimates inherent in the accounting of such items, and the impact of adoption of ASC 606 on our unaudited Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of June 30, 2018, we had $162.5 million drawn under our Revolving Credit Facility and had $9.2 million committed under various letters of credit. In addition, as of June 30, 2018, we had $95.0 million of principal outstanding under the Term Loan A Facility.
Loans under the Term Loan A Facility and Revolving Credit Facility bear interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin from 1.50% to 2.50% or the base rate plus an applicable margin from 0.50% to 1.50%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) as of the most recent fiscal quarter.
As of June 30, 2018, for every 50 basis points decrease in LIBOR, our annual interest expense would decrease by approximately $1.3 million and our annual interest expense would increase by approximately $1.3 million for every 50 basis points increase in LIBOR, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations as of June 30, 2018. As of June 30, 2018, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$162,500	$—	$—	$162,500	$159,250
Interest Rate	3.57%	3.57%	3.57%	3.57%	—	—	3.57%
Term Loan A Facility	$—	$—	$—	$95,000	$—	$—	$95,000	$95,000
Interest Rate	3.57%	3.57%	3.57%	3.57%	—	—	3.57%
5.625% Notes	$—	$—	$—	$—	$—	$500,000	$500,000	$519,400
Interest Rate	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%	5.625%
Other	$5	$9	$11	$11	$13	$16	$65	$65
Interest Rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2018. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

During the quarter ended June 30, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1*†	Form of Director Other Stock Unit Award Grant Notice and Agreement for the 2016 Equity and Performance Incentive Plan

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language):
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	August 7, 2018	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)